Form 10-K
period 2007-12-31
Bella Viaggio, Inc.
filed 2008-04-15
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number:  333-148036
_________________

BELLA VIAGGIO, INC.
(Exact name of registrant as specified in its charter)

NEVADA	38-3759675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Ashford Place, Brentwood, California 94513
(Address of principal executive offices, including zip code)

(925)  420-6315
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

As of March 31, 2008, the Registrant had outstanding 2,540,500 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

       The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 October 16, 2007 are incorporated by reference within Part I and Part II herein.

INDEX
BELLA VIAGGIO, INC.

PART I.

Cautionary Note

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the timing of the introduction of our services, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding revenue, expected domestic revenue growth rates for fiscal 2008, gross margins and our prospects for fiscal 2008. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

        Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

        References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Bella Viaggio "we," "our," “BVI,” and "us" refer to Bella Viaggio, Inc., its predecessor and their respective subsidiaries, unless the context otherwise requires, and (ii)"franchise agents" refer to the Company's franchisees in their roles as limited agents of the Company in recruiting job applicants, soliciting job orders, filling those orders and assisting with collection matters upon request, but otherwise refer to the Company's franchisees in their roles as independent contractors of the Company.

        This Annual Report on Form 10-K includes service marks of Bella Viaggio, Inc. Products or service names of other companies mentioned in this Annual Report on Form 10-K may be trademarks or registered trademarks of their respective owners. Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by BVI with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Bella Viaggio with the SEC may also be obtained from Bella Viaggio, Inc. by directing a request to Bella Viaggio, Attention:  Ronald A. Davis, President and Chief Executive Officer, 665 Ashford Place, Brentwood, California 94513. The telephone number for Bella Viaggio is (925) 420-6315.

ITEM 1.	BUSINESS.

General

Company History

Bella Viaggio is an development stage company that was incorporated on June 6, 2007, in the state of Nevada. Bella Viaggio has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and Bella Viaggio owns no subsidiaries.  Our fiscal year end is December 31st.

Business Development

As of December 31, 2007, Bella Viaggio has raised $5,500 through the sale of common stock.  Bella Viaggio filed a registration statement on Form SB-2 on October 16, 2007, which was deemed effective on October 22, 2007.  The Company is offering its common stock to the public through this registration statement to fund the initial developments of the Company.  However, there can be no guarantee or assurance that the Company will be able to sell its common stock to the public and raise adequate funds. If it is unable to raise proceeds from this offering the business will fail and any investment made into the Company would be lost.  As of March 25, 2008, an additional 340,500 shares in consideration of $34,050 under the SB-2 Registration Statement filed October 22, 2007

Business of Issuer

Marketing

Many companies are regionally focused firms in terms of distribution.  An example, include Mario Tricoci Salons, with operations primarily in the Chicago, Illinois area. Hundreds of smaller competitors exist nationwide who operate in their local markets only.  Bella Viaggio has not, as of the date of this filing, determined where or when a Company spa will be opened or operated.

Once the Company has secured its initial location and has built out the spa, inventory the company intends to use for the operation, will be purchased. Bella Viaggio will embark on a two-pronged marketing campaign. The company will, through direct marketing and selected media advertisements, target demographic areas most likely to contain potential clients for the services offered by Bella Viaggio. These marketing efforts are an integral part of our overall marketing and brand awareness plan.

The Company will develop a comprehensive website for busy working people and internet savvy consumers. The website will offer hair and skin care products for sale. Customers will find answers to common skin and hair problems. Spa services and prices will be listed as well as the ability for customers to schedule an appointment and purchase gift certificates. Further website amenities will include information on the background and experience of professional spa technicians.

Products and Services

Bella Viaggio will focus on branding our image, add signature services and offer treatments and services that are preformed in an environment that will provide a union between our spa and nature. Bella Viaggio will include services found in many different cultures—and other spas—in the world. We will identify the most popular treatments with the best operating margins and will deemphasize less profitable services and wet rooms that are not multi-functional. Bella Viaggio intends to be creative in educating clients as to the value of the spa and salon services we offer.  As part of branding, our services will have a local flavor.  The idea is to create something that is all your own—or at least that comes from your own zip code. For example, Bella Viaggio, intends to have a holistic marketing stance that will include a unique approach to color, aroma, water and other treatments. Each day of the week, colors, floral arrangements, scents, music and other elements that appeal to the senses are changed.

Competitive Advantages

Bella Viaggio intends to compete with its local counterparts by offering more services and products to busy working families than regional competitors currently provide. In addition, according to Salon Today’s Spa Now Report, the industry averages less than ten percent of their total revenue is derived from the sale of hair care and skin care products. Bella Viaggio plans to train their professional employees on customer service and selling techniques designed to raise the percentage of total revenues derived from the sale of hair and skin care products.

Website Consultant

As of the date of this Filing, Bella Viaggio has not hired any Consultants to assist in the development of our website.  The Company will interview and hire a Website Consultant to perform the following:

•	design, construct and implement the website
•	create and optimize graphics interface and HTML files to be uploaded onto a web server
•	create navigation functionality and link set up onto multiple HTML pages
•	design corporate logo
•	assist in developing an overall internet marketing strategy to include links to industry related sites, placement of banners ads, search engine positioning, and email marketing campaigns.

Employees

Other than Bella Viaggio’s Director and Executive Officer who is currently donating his time to the development of the Company, there are no employees of the Company. Bella Viaggio has no intention to hire employees until the business has been successfully launched with sales revenues flowing into it. Bella Viaggio’s Officer and Director intends to do whatever work is necessary to bring the Company to the point of earning revenues from the sale of the products. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Plan of Operation

This section of the 10-K Annual Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this filing. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up development stage company.  We have not yet generated or realized any revenues from business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. This is because we have not generated any revenues and no revenues are anticipated until we begin development and mining activities. Accordingly, we must raise proceeds from sources other than operations.  Our only source for cash at this time is investments by others in the Company’s common stock.  The Company has an effective Registration Statement whereby the Company is offering 750,000 common shares at a price of $0.10 per share with total proceeds of $75,000.

We must raise proceeds within the next twelve months in order to continue as a going concern.  The minimum amount of funds raised from the offering that we feel will allow us to implement our business strategy is $25,000.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Bella Viaggio was incorporated in the State of Nevada on June 6, 2007; we are a development stage company attempting to enter into the salon and day spa  industry and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and implementation of our business strategies.

To become profitable and competitive, we must first source desirable promotional products overseas; negotiate favorable pricing and delivery, and purchase initial samples to provide to prospective customers.

We are seeking equity financing though our curremt offering to provide for the capital required to source our initial promotional products and selection of salon and spa equipment. Equity financing could result in additional dilution to existing shareholders. There is no assurance we will receive the required financing to complete our initial promotional product sourcing even if we are successful in raising proceeds from our curremt offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

At the present time, Bella Viaggio has sufficient funds to address the administrative costs of our curremt offering only. This assumption is based on the fact that, as of December 31, 2007, Bella Viaggio had cash on hand (less outstanding checks) of $353. Bella Viaggio intends to spend $7,002 related to our curremt offering. As of December 31, 2007, approximately $2,922 of  the $7,002 has already been spent, thereby leaving an additional $3,655 that is  estimated to be spent on future expenses related the SB-2 Registration Statement effective on October 22, 2007. These expenses are related to legal, accounting and transfer agent fees. This leaves a negative ($3,305) for general operating expenses while Bella Viaggio sells the 750,000 shares registered under the Securities Act of 1933 in the Registration Statement that became effective on October 22, 2007. However, as explained in Note 1 of the December 31, 2007 financial statements, Bella Viaggio has no established source of revenue and has suffered an operating loss in its initial periods of operations.

Bella Viaggio has no plans to undertake product research and development during the first year of operations. There are also no plans or expectations to purchase or sell any plant and or significant equipment in the first year of operations. Management also has no intention of hiring a significant number of employees during the first year of operations.

Employees

Other than Bella Viaggio’s’ Director and Executive Officer who is currently donating his time to the development of the Company, there are no employees of the Company. Bella Viaggio has no intention to hire employees until the business has been successfully funded.

Employment Agreements

There are no employment agreements.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, products, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Investing in our securities involves a high degree of risk. The following risk factors, issues and uncertainties should be considered when evaluating our future prospects. In particular, please consider these risk factors when reading "forward-looking" statements which appear throughout this report. Forward-looking statements relate to our expectations for future events and time periods. Generally, words such as "expect," "intend," "anticipate" and similar expressions identify forward-looking statements. Each of these forward-looking statements involves risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. Any one of the following risks could harm our operating results or financial condition and could result in a significant decline in value of an investment in us. Further, additional risks and uncertainties that have not yet been identified or which we currently believe are immaterial may also harm our operating results and financial condition.

PLEASE CONSIDER THE FOLLOWING RISK FACTORS CAREFULLY PRIOR TO INVESTING IN OUR COMMON STOCK.

RISKS ASSOCIATED WITH BELLA VIAGGIO, INC:

We cannot assure any investor that we will successfully address these risks.

Bella Viaggio’s auditor has substantial doubts as to Bella Viaggio’s ability to continue as a going concern.

Our auditor's report on our December 31, 2007 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unable or unwilling to loan or advance any capital to Bella Viaggio, we believe that if we do not raise at least $25,000 from in the next twelve months, we may be required to suspend or cease the implementation of our business plans within 12 months.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern it may be more difficult for the company to attract investors. Bella Viaggio incurred a net loss of $37,979 for the period from inception to December 31, 2007, and we have no revenue. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our products. We plan to seek additional funds through private placements of our common stock. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

If we complete a financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our  Common Stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Because we lack an operating history, we face a high risk of business failure, which may result in the loss of your investment.

Bella Viaggio is a development stage company and has not even begun the initial stages of product sourcing overseas. Thus, we have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on June 6, 2007 and to date have been involved primarily in organizational activities and market research. We have never been profitable and have never generated any revenue.  Based upon current plans, we expect to incur operating losses in future periods. We cannot guarantee we will be successful in generating revenue in the future or be successful in raising funds through the sale of shares to pay for the Company's business plan and expenditures. As of the date of this filing, we have not earned any revenue. Failure to generate revenue will cause us to go out of business, which will result in the complete loss of your investment.

Because management does not have any technical experience in the day spa sector, our business has a high risk of failure.

While management has training and experience in project estimating, cost accounting, retail store openings, personnel management and the compliance issues surrounding public entities, management does not have technical training in spa operations or cosmetic procedures offered to clients. As a result, we may not be able to recognize and take advantage of opportunities in the day spa sector without the aid of consultants. Also, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in the industry. Management’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Our ability to open a new facility will be contingent on obtaining proper building and municipal permits. If we are unable to do so, our business will fail.

In order to open a new spa location, construction and operating permits must be acquired from various governmental agencies. Depending upon zoning, our proposed usage may be unacceptable to these governing bodies. In such circumstances, we will be forced to abandon the location and seek out another. If no suitable location can be found, our business will fail.

If we are unable to attract and hire experienced and licensed professionals to staff our facilities, our business will fail.

Our business depends greatly upon the hiring and retention of qualified licensed professionals. Though the beauty schools have large numbers of students, seldom are these graduates trained in the types of procedures used by day spas. Experienced individuals are required and there can be no assurance that we will be able to attract and retain such individuals.

Bella Viaggio’s success is dependent on current management, who may be unable to devote sufficient time to the development of Bella Viaggio’s business plan, which could cause the business to fail.

Bella Viaggio is heavily dependent on the management experience that our sole Officer and Director, Ronald Davis, brings to the Company. If something were to happen to him, it would greatly delay its daily operations until further industry contacts could be established. Furthermore, there is no assurance that suitable people could be found to replace Mr. Davis. In that instance, Bella Viaggio may be unable to further its business plan. Additionally, Mr. Davis is employed outside of Bella Viaggio.  Mr. Davis has been and continues to expect to be able to commit approximately 10 hours per week of his time, to the development of Bella Viaggio’s business plan in the next twelve months. If management is required to spend additional time with outside employment, he may not have sufficient time to devote to Bella Viaggio and Bella Viaggio would be unable to develop its business plan.

Because two existing stockholders own a majority of the outstanding common stock, future corporate decisions will be controlled by these persons, whose interests may differ from the interests of other stockholders, and may be adverse to those other shareholders' interests.

Currently, our Officer, sole Director and affiliate owns 80.0% of the outstanding shares of the Company.  If we are successful in selling all the shares in our curremt offering, the sole Officer and Director and affiliate will own approximately 68.93% of the outstanding shares of common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of this stockholder may differ from the interests of the other stockholders, and they may make decisions, as a stockholder, with which the other stockholders may not agree. Such decisions may be detrimental to Bella Viaggio’s business plan and/or operations and they may cause the business to fail.

There is currently no market for Bella Viaggio’s common stock, but if a market for our common stock does develop, our stock price may be volatile.

There is currently no market for Bella Viaggio’s common stock and there is no assurance that a market will develop. If a market develops, it is anticipated that the market price of Bella Viaggio’s common stock will be subject to wide fluctuations in response to several factors including:

o	The ability to complete the development of Bella Viaggio in order to provide those products and services to the public;
o	The ability to generate revenues from sales;
o	The ability to generate brand recognition of the Bella Viaggio products and services and acceptance by consumers;
o	Increased competition from competitors who offer competing services; and
o	Bella Viaggio’s financial condition and results of operations.

Our stock is a Penny Stock.  Trading of our stock may be restricted by the SEC’s Penny Stock regulations and the FINRA’s Sales Practices requirements, which may limit a stockholder’s ability to buy and sell our stock.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years. Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”. Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them.

Stockholders should be aware that, according to Securities and Exchange  Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

While Bella Viaggio expects to apply for listing on the OTC Bulletin Board (OTC BB), we may not be approved, and even if approved, we may not be approved for trading on the OTC BB; therefore shareholders may not have a market to sell their shares, either in the near term or in the long term, or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. While we expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB.  If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

Sales of our stock under Rule 144 could reduce the market price of our shares.

All of the 2,200,000 shares of our common stock held by affiliates are restricted securities under Rule 144 of the Securities Act of 1933. None of our shares held by affiliates are currently eligible for resale until 90 days after the effective date of our current registration statement. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of not less than six months, may not sell more than one percent of the total issued and outstanding shares in any 90 day period and must resell the shares in an unsolicited brokerage transaction at the market price. These restrictions do not apply to re-sales of shares under Rule 144(k). The availability for sale of substantial quantities of common stock under Rule 144 could reduce prevailing market prices of our securities.

Because we do not have an audit committee, shareholders will have to rely on the sole Director who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. These functions are performed by the board of directors as a whole. The sole member of the Board of Directors is not an independent director. Thus, there is a potential conflict in that the sole board member is also engaged in management and participates in decisions concerning management compensation and audit issues that may affect management performance.

Bella Viaggio plans to purchase products overseas, and is therefore subject to risks related to currency fluctuations and regulation that may adversely affect the Company.

A significant aspect of the company's strategy is to purchase its products overseas, mostly in China. There are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in controlling product supply from foreign factories, longer than anticipated delivery cycles, fluctuations in currency exchange rates and overall political instability. There can be no assurance that one or more of such factors will not have a material adverse effect on the company's potential future operations and, consequently, on the company's business, operating results and financial condition.

The Company may purchase its products and services in currencies other than the United States dollar, which would make the management of currency fluctuations difficult and expose the company to risks in this regard. The Company's results of operations are subject to fluctuations in the value of various currencies against the United States dollar. Although management will monitor the Company's exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's results of operations or financial condition. Furthermore, as a corporation based in the United States, Bella Viaggio may face difficulties in obtaining and/or enforcing local judgments it may obtain overseas, particularly in China.

The Company’s inability to secure leases and facilities on terms consistent with our operating model will cause the business to fail.

Besides payroll, the cost of real estate leases is the largest cost associated with a contemporary day spa. As of the date of this filing, we have not entered into a formal lease agreement for a specific spa location.

Even if we were able to reach an agreement, we may not be able to obtain the financing necessary to complete the project. If we are unable to obtain a suitable location or to develop an economically viable project, our business will fail.

Bella Viaggio has limited financial resources at present and proceeds from any offering may not be used to fully develop its business.

Bella Viaggio has limited financial resources as of December 31, 2007 $353 of cash on hand. If it is unable to develop its business plan, it may be required to divert certain proceeds from the sale of Bella Viaggio’s stock to general administrative functions. If Bella Viaggio is required to divert some or all of proceeds from the sale of stock to areas that do not advance the business plan, it could adversely affect its ability to continue by restricting the Company's ability to become listed on the OTCBB; advertise and promote the Company and its products; travel to develop new marketing, business and customer relationships and retain and/or compensate professional advisors.

Bella Viaggio has no customers to date, and may not develop sufficient customers to stay in business.

Bella Viaggio has not sold any products or provided any services, and may be unable to do so in the future. In addition, if Bella Viaggio is unable to develop sufficient customers for its products, it will not generate enough revenue to sustain its business, and may have to adjust its business plan, or it may fail.

Bella Viaggio may be unable to complete its website, which is necessary to promote and market its products.

Bella Viaggio does not currently have a website as such the Company is not yet operational. Bella Viaggio intends to use the website as a promotional and marketing tool for its customers to use. Bella Viaggio has allocated from $3,000 up to $15,000 to develop the website in the next twelve months if it is able to raise capital through this filing. Bella Viaggio intends to use the website as an "on-line catalogue" for its customers to be able to view the entire line of products and services. In addition, the website will be used as a tool for clients to use to schedule appointments. If this website is not available, Bella Viaggio may not be able to adequately market its products and services to potential customers.

Bella Viaggio will rely upon consultants for web-development, and the consultant may not complete the work within the set framework and on time.

Bella Viaggio is also heavily dependent on the web consultant to develop the website in a timely manner and within budget. If the consultant does not fulfill his duties, Bella Viaggio may not be able to find another consultant with specific expertise to develop its website.

While we expect to apply for listing on the OTC Bulletin Board (OTCBB), we may not be approved,for trading on the OTC BB; therefore, shareholders may not have a market to sell their shares, either in the near term or in the long term or both.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service. While we expect to apply to the OTC Bulletin Board, we may not be approved to trade on the OTCBB, and we may not meet the requirements for listing on the OTCBB.  If we do not meet the requirements of the OTCBB, our stock may then be traded on the "Pink Sheets," and the market for resale of our shares would decrease dramatically, if not be eliminated.

If we do not receive additional financing, our business will fail.

We have determined that our current operating funds are not sufficient to complete our intended business objectives. As of  December 31, 2007, we had cash on hand in the amount of $353. The net proceeds of our current offering of the shares are estimated at $75,000 and are expected to be used for expenses related to our initial public offering. We will have to allocate additional capital for development costs of our future operating units. Our current cash position will not cover these costs. We will need to raise additional capital in order to cover the costs of our business plan implementation. We do not currently have any arrangements for financing and may not be able to find such financing that is required. We currently do not have any operations and we do not have any income.

The most likely options for future funds that will be available to us are through debt financing and through the sale of equity capital. We will only be able to secure debt financing for location build out if we are able to prove that the proposed location is economically viable and adequate collateral can be pledged to the lender to cover the amount of the loan. We do not have any arrangements in place for debt financing or the sale of our securities.

These risk factors, individually or occurring together, would likely have a substantial negative effect on Bella Viaggio’s business and would likely cause it to fail.

FORWARD LOOKING STATEMENTS

This filing contains forward-looking statements that involve risks and uncertainties. Bella Viaggio uses words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced as described in this Risk Factors section and elsewhere in this filing.

ITEM 2.      PROPERTIES.

Ronald Davis is currently allowing the company the use office space at no cost to the Company.  The Company’s mailing address is located at 665 Ashford Place, Brentwood, California 94513. The telephone number is (925) 420-6315.

Bella Viaggio does not own any real property.

Bella Viaggio does not have any investments or interests in any real estate.

ITEM 3.      LEGAL PROCEEDINGS.

Bella Viaggio, Inc. is not currently a party to any legal proceedings. Bella Viaggio' agent for service of process in Nevada is: Val-U-Corp Services, Inc., 1802 North Carson Street, Carson City, Nevada 89701. Their telephone number is (775) 887-8853.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of date of this 10K the Company has 2,220,000 common shares issued and outstanding.  1,033,000 of these shares are held by the sole officer and director, 1,000,000 shares are held by an affiliate, 66,667 shares are held by a non-affiliate and 100,000 shares are held by Jameson Capital, LLC.  All of these shares are Restricted under Rule 144.  There is currently no market for Bella Viaggio’s common stock.  The Company plans seek quotation of its common stock on the OTC bulletin Board for its Common Stock, as such; investors in our common stock would experience difficulty in selling their shares.

Please see, “RISK FACTORS” contained herein.

Sales of Unregistered Securities.    We have sold securities within the past three years without registering the securities under the Securities Act of 1933 on four separate occasions.

On June 6, 2007 Bella Viaggio issued 1,033,333 shares of common stock for total consideration of $1,250 to Ronald A. Davis, current Chief Executive Officer and director of the Company. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On June 6, 2007 Bella Viaggio issued 100,000 shares of common stock to Jameson Capital, LLC for $1,000 in services rendered to it. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On June 6, 2007 Bella Viaggio issued 1,000,000 shares of common stock for total consideration of $1,250 to Ronald G. Brigham, founder of the Company. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

On June 6, 2007 Bella Viaggio issued 66,667 shares of common stock for total consideration of $1,000 to Kenneth Warneke. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering..

Sales of registered Securities.  On October 22, 2007 the Company’s registration statement filed on Form SB-2 was deemed effective.  The Company registered 750,000 common shares to be sold to the public at a price of $0.10 per share. As of December 31, 2007, 20,000 shares have been sold to one shareholder through this registration statement.  Through the date of this filing an addition 340,500 shares were sold at $0.10 per share.

Issuer Purchases of Equity Securities.    None during the Fiscal Year 2007.

Dividends.    We did not declare or pay dividends during the Fiscal Year 2007 and do not anticipate declaring or paying dividends in the near future.

ITEM 6.	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2007
Revenues	$0

Operating Expenses	$37,797

Earnings (Loss)	$(37,797)

Total Assets	$353

Working Capital	$(2,797)

Shareholder’s Equity	$(2,797)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Bella Viaggio, Inc. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Cautionary Statement

This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. Except for the historical information contained herein, the matters discussed should be considered forward-looking statements and readers are cautioned not to place undue reliance on those statements. The forward-looking statements in this discussion are made based on information available as of the date hereof and are subject to a number of risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those expressed or implied in the forward-looking statements and to be below the expectations of public market analysts and investors. These risks and uncertainties include, but are not limited to, those discussed in "Item 1A.—Risk Factors" under the heading "Factors Affecting Future Operating Results". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by applicable laws and regulations.

Critical Accounting Policies

The preparation of our financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2007.

Executive Overview

Fiscal 2007 the focus of the Company was primarily on preparing and filing the registration statement on Form SB-2 in order to register 750,000 common shares to be sold as a direct offering to the public at a price of $0.10 per share to fund the anticipated development activities described herein.

Shareholder Transaction

During the Fiscal year 2007, 1,033,333 shares of our Common Stock was purchased by our Chief Executive Officer/Director, Ronald A. Davis, 1,000,000 shares of our Common Stock was purchased by Ronald G. Brigham. 66,667 shares of our Common Stock was purchased by Kenneth Warneke and Jameson Capital, LLC received 100,000 shares in lieu of services rendered in June 2007.

•	The size of the Company's Board of Directors was determined to be one; and
•	Mr. Davis was elected as the sole member of the Board of Directors.

Fiscal 2007

Revenue.  The Company has not generated any revenues.  As of the December 31, 2007 the only proceeds received by the Company have been $3,500 through the sale of its common stock to its sole director and officer, affiliates and non-affiliates. In addition, after the effectiveness of the SB-2 Registration Statement on October 22, 2007, one shareholder purchased 20,000 shares of the Company’s shares for $2,000.

Liquidity and Capital Resources

We will require significant amounts of working capital to begin the development process described herein and to pay expenses relating to maintaining the status of a reporting company including legal, accounting and filing fees.  We currently have $353 of cash available.  We must raise additional proceeds in order to survive as a going concern within the next twelve months.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Bella Viaggio currently has one contractual obligation with Delos Stack Transfer for the purpose of acting as stock transfer agent for the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We currently do not have a market for our common stock.  We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediatly following the signature page of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Director of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined under Rules 13a - 15(e) and 15d -15(e) under the Securities Exchange Act of 1934 as amended).  Our registration statement filed on Form SB-2 became effective on October 22, 2007; as such, we are subject to the requirements under the Securities Exchange Act of 1934. This annual report does not include a management report or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in this annual report.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this annual report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and to reasonably assure that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the evaluation date, our Chief Executive Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management, including the President, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007 (the end of the period covered by this report) the Company’s internal control over financial reporting is materially weak due to the lack of segregation of duties.   This is based upon the fact that there is currently only one Officer and Director of the Company disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.  If and when the Company begins to grow and develop its business plan the Company plans to add additional independence to its accounting methods and procedures, although at this time management has no specific plan regarding this matter.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Bella Viaggio’s executive officers and directors and their respective ages as of July 31, 2007 is as follows:

Directors:

Name of Director	Age
Ronald A. Davis	64

Executive Officers:

Name of Officer	Age	Office
Ronald A. Davis	64	President, Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Ronald A. Davis, President, Member of the Board of Director , age 64.

Ronald A. Davis joined the Bella Viaggio on June 6, 2007 and is currently the President, Secretary, Treasurer and Director. Mr. Davis is the President of St. Vincent Press, Inc.  St. Vincent Press is a short run press the intends to publish books whose subject matter deals with primarily financial tax related issues.

Prior to his current positions, Mr. Davis was employed by Caffe Diva Group, Ltd., a US based public company engaged in the roasting and retail sale of gourmet coffee through a 46 store chain of espresso drive-thru.

Mr. Davis commenced his career at Goldman Sachs & Co. in 1964 as an office boy. Following the completion of graduate school at the University of Southern California and military service, Mr. Davis returned to Goldman Sachs where he worked until joining Dean Witter & Co. (now Morgan Stanley). Areas of work responsibility included syndication and institutional sales. In 1981, Mr. Davis commenced advising high net worth individuals and their investments. In 1994, he was asked to take over the stewardship of Caffe Diva of which he was the CEO until September 2000. Mr. Davis received his B.S. Business Administration from the University of Southern California. In 1967, he also received a Masters of Business Administration from the University of Southern California.

Mr. Davis has written two books, The Financial Impact on Conglomerates of Vertical and Horizontal Diversification and Managing Wealth: Improving Investment Returns In An Offshore Environment. In addition, Mr. Davis wrote an article published in Venture Magazine titled, Small Company Capital Formation Strategies. A new book is in the works, How the Poor Get Rich: Low Risk High Return Investing which should be available in the winter of 2007-2008. Mr. Davis is a past Adjunct Professor in the Graduate School of Business, Portland State University, Portland, Oregon where he taught courses on capital formation and new venture creation.

Mr. Davis currently splits his time approximately equally between St. Vincent Press and Bella Viaggio. This represents a commitment of about 10 hours per week for each company; a total of 20 hours per week.

Bella Viaggio’s Officer and sole Director has not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted Stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Ronald A. Davis Director, President	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2007. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2007.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

Bella Viaggio did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2007.  Bella Viaggio has also not granted any stock options to the executive officer since incorporation, June 6, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Bella Viaggio to own more than 5% of the outstanding common stock as of December 31, 2007, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Ronald A. Davis 665 Ashford Place Brentwood, California 94513	1,033,333 shares	46.55%

Common Stock	Ronald G. Brigham 665 Ashford Place Brentwood, California 94513	1,000,000 shares	45.05%

The percent of class is based on 2,220,000 shares of common stock issued and outstanding as of December 31, 2007

Kenneth Warneke purchased 66,667 restricted shares of common stock for $1,000.

Jameson Capital, LLC was issued 100,000 common shares in lieu of consulting services relating to the preparation of documents relating to our offering, which represents 5% of the current outstanding common stock.

Joshua G. Sisk purchased 20,000 of common stock that were registered on Form SB-2 and declared effective on October 22, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2007, there were no material transactions between the Company and any Officer, Director or related party other than the Option to Purchase the Claim by and between Ronald A. Davis and the Company described herein, none of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The sole Officer and Director;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person.

Bella Viaggio issued 100,000 restricted shares of common stock to Jameson Capital, LLC for $1,000 of services.  Value was determined as an arms length transaction between non-related parties.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Kyle L Tingle, CPA, LLC for professional services rendered for the fiscal years ended December 31, 2007 and 2006, respectively:

Fiscal year ended December 31, 2007

Audit Fees	$4,700
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

Exhibits.

        The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on October 19, 2007.

3.2	By-Laws Incorporation are incorporated herein by reference to Form SB-2, filed on October 19, 2007.

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLA VIAGGIO REOURCES, INC.

By:	/s/ RONALD A. DAVIS
Ronald A. Davis
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Treasurer and Director

Date: April 15, 2008

BELLA VIAGGIO, INC.
(An Development Stage Enterprise)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Bella Viaggio, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2007 the related statements of operations, stockholder’s deficit, and cash flows for the period June 6, 2007 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2007 and the results of its operations and cash flows for period June 6, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

March 25, 2008
Las Vegas, Nevada

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
BALANCE SHEET

December 31,
2007

ASSETS

CURRENT ASSETS	$353

Total current assets	$353

Total assets	$353

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$50
Officer advances	3,100
Total current liabilities	$3,150

STOCKHOLDERS’ DEFICIT
Preferred stock: $.001 par value; authorized 5,000,000 shares; none issued or outstanding at December 31, 2007	0
Common stock: $.001 par value; authorized 70,000,000 shares; 2,220,000 issued and outstanding at December 31, 2007	2,220
Additional paid-in capital	32,780
Accumulated deficit during development stage	(37,797)

Total stockholders’ deficit	$(2,797)

Total liabilities and stockholders’ deficit	$353

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

June 6, 2007 (inception) to December 31, 2007

Revenues	$0

Cost of revenue	0

Gross profit	$0

General, selling and administrative expenses	37,797

Operating loss	$(37,797)

Nonoperating income (expense)	0

Net loss	$(37,797)

Net loss per share, basic and diluted	$(0.00)

Average number of shares of common stock outstanding	2,204,242

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Common Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Subscribed	Stage	Total

June 6, 2007, issue common stock subscribed	0	$0	$0	$33,000	$0	$33,000
Issuance of common stock for cash and services	2,200,000	2,200	30,800	(33,000)		0
Sale of common stock for cash	20,000	20	1,980			2,000
Net loss, December 31, 2007					(37,797)	(37,797)

Balance, December 31, 2007	2,220,000	$2,220	$32,780	$0	$(37,797)	$(2,797)

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

June 6, 2007 (inception) to December 31, 2007
Cash Flows From Operating Activities
Net loss	$(37,797)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based expenses	29,500
Changes in assets and liabilities
Accounts payable	50
Net cash used in operating activities	$(8,247)

Cash Flows From Investing Activities	$0

Cash Flows From Financing Activities
Officer Advances	$3,100
Sale of common stock for cash	5,500

Net cash provided by financing activities	$8,600

Net increase in cash	$353

Cash, beginning of period	$0

Cash, end of period	$353

Supplemental Information and Non-monetary Transactions:

Interest paid	$0

Taxes paid	$0

Stock subscribed for legal and consulting services	$29,500

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

Bella Viaggio, Inc. (“Company”) was organized June 6, 2007 under the laws of the State of Nevada for the purpose of owning and operating a chain of day spas and salons.  The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2007.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009.  We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006.  We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2.	Stockholder’s Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services. As of December 31, 2007, the shares were issued and outstanding.

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. As of December 31, 2007, 20,000 shares of registered stock have been sold to one investor for $2,000.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of December 31, 2007 and since inception, the Company had no potential dilutive common shares.

Note 3.	Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 3.	Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

2007
Net operating loss carryforward	$13,229
Valuation allowance	(13,229)
Net deferred tax asset	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2007	Since Inception
Tax at statutory rate (35%)	$13,229	$13,229
Increase in valuation allowance	(13,229)	(13,229)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.	Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 the company owed officers $3,100.

Note 5.	Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 6.	Subsequent Events

As of March 25, 2008, the Company had sold an additional 340,500 shares of common stock at $0.10 per share raising $34,050 under the Registration Statement filed with the Securities and Exchange Commission effective October 22, 2007.