Form 10-Q
period 2008-03-31
Bella Viaggio, Inc.
filed 2008-05-15
CIK 1412126

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-146735

BELLA VIAGGIO, INC.
(Exact Name of Issuer as Specified in Its Charter)

Nevada	7200	33-1176182
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S. Identification No.

665 Ashford Place, Brentwood, CA 94513
(Address of principal executive offices, including zip code)

(925) 270-7625
(Registrant's telephone number, including area code)

Val-U Corp. Services, Inc.
1802 North Carson Street, Suite 212
Carson City, Nevada 89701
Telephone: (775) 887-8853
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES  ☐     NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 12, 2008, the registrant had 2,545,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

CONTENTS

FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statements of Stockholders' Equity	3

Statements of Cash Flows	4

Notes to Financial Statements	5-9

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$25,603	$353

Total assets	$25,603	$353

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,450	$3,150

Total current liabilities	$6,450	$3,150

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; Authorized 70,000,000 shares; Issued and outstanding: 2,504,500 shares at March 31, 2008 and 2,220,000 at December 31, 2007	$2,505	$2,220
Additional paid-in capital	60,945	32,780
Accumulated deficit during development stage	(44,297)	(37,797)

Total stockholders’ equity	$19,153	$(2,797)

Total liabilities and stockholders’ equity	$25,603	$353

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

 STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three months Ended	June 6, 2007 (inception) to
	March 31,	March 31,
	2008	2008

REVENUES	$-	$-

GENERAL, SELLING, AND ADMINISTRATIVE EXPENSES
Legal and professional fees	$6,300	$44,097
Travel	200	200
Income/ (loss) before other expense	$(6,500)	$(44,297)

Non-Operating Income (expense)	-	-

Net income/ (loss)	$(6,500)	$(44,297)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Average number of shares of common stock outstanding	2,258,901

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

 STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash at $.001 per share December 31, 2007	2,220,000	$2,220	$32,780	$-	$35,000
Net loss, December 31, 2007	-	-	-	(37,797)	(37,797)
Balance, December 31, 2007	2,220,000	$2,220	$32,780	$(37,797)	$(2,797)

Common stock issued at $0.001 per share per SB-2 Registration Statement effective Oct. 16, 2007	284,500	285	28,165	-	28,450

Net loss, March 31, 2008				(6,500)	(6,500)
Balance, March 31, 2008	2,504,500	$2,505	$60,945	$(44,297)	$19,153

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

 STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Three months Ended	June 6, 2007 (inception) to
	March 31, 2008	March 31, 2008

Cash Flows From Operating Activities
Net (loss)	$(6,500)	$(44,297)

Changes in assets and liabilities
Increase (decrease) in accounts payable and accruals	3,300	6,450

Net cash used in operating activities	$(3,200)	(37,847)

Cash Flows From Investing Activities
Net cash provided used in investing activities	$-	-

Cash Flows From Financing Activities
Issuance of common stock	$28,450	$63,450

Net cash provided by financing activities	$28,450	$25,603

Net increase (decrease) in cash	25,250	$25,603

Cash, beginning of period	353	-

Cash, end of period	$25,603	$25,603

See Accompanying Notes to Financial Statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In September 2006, the SEC Staff issued SEC Staff Accounting Bulletin 107, “Implementation Guidance for FASB 123 (R).”  The staff  believes the guidance in the SAB will assist issuers in their initial implementation  of  Statement  123R and  enhance  the  information  received  by investors and other users of financial  statements,  thereby  assisting  them in making investment and other decisions.  This SAB includes  interpretive guidance related to share-based payment transactions with non-employees,  the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected  volatility  and expected  term),  the  accounting  for certain redeemable financials instruments issued under share-based payment arrangements, the  classification  of  compensation  expense,   non-GAAP  financial  measures, first-time  adoption of Statement 123R in an interim period,  capitalization  of compensation cost related to share-based  payment  arrangements,  the accounting for income tax effects of  share-based  payment  arrangements  upon  adoption of Statement 123R and disclosures of MD&A subsequent to adoption of Statement 123R.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We do not expect that the adoption of SAB No. 108 will have a material impact on our financial condition or results of operations.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

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

NOTES TO THE FINANCIAL STATEMENTS

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

Note 2.          Stockholder’s Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services. As of December 31, 2007, the shares were not issued and considered to be subscribed.

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. As of March 31, 2008, 304,500 shares of registered stock have been sold to 57 investors.

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

Note 1.          Stockholders’ Equity (continued)

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

Note 1.          Stockholders’ Equity (continued)

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of March 31, 2008, the Company has 2,504,500 common shares outstanding.

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

The components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

	March 31,	December 31,
	2007	2007
Net operating loss carry-forward	$44,297	$37,797
Valuation allowance	(44,297)	(37,797)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 3.          Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 the company owed officers $6,450.

Note 4.          Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

Company History

Bella Viaggio, Inc. (the “Company”) is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company own no subsidiaries.  The fiscal year end is December 31st.

Business Development

The Company filed a registration statement on Form SB-2 on October 16, 2007, which was deemed effective on October 22, 2007.  Since this time the Company has sold 340,500 shares of common stock to the public with proceeds of $34,500.  These shares were sold to fifty seven (57) individuals. These proceeds will be utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  Over the course of the next 60 to 90 days Management intends to focus its efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  This will involve securing a relationship with a qualified broker dealer whom can file application on Form 211 with the Financial Industry Regulatory Authority (“FINRA”). Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation. Moreover, if a quotation of its common stock is achieved there can be no assurance that a market interest can be developed for the common stock.  If Management is unsuccessful in its above described efforts any investment made into the Company would likely be lost in its entirety.

Business of Issuer

Marketing

If and when the Company secures adequate financing; Management intends to obtain a location, build the spa, and secure inventory after there which Bella Viaggio plans to embark on a two-pronged marketing campaign. The Company will, through direct marketing and selected media advertisements, target demographic areas most likely to contain potential clients for the services offered by Bella Viaggio. These marketing efforts are an integral part of our overall marketing and brand awareness plan.

The Company plans to develop a comprehensive website for busy working people and internet savvy consumers. The website will offer hair and skin care products for sale. Customers will find answers to common skin and hair problems. Spa services and prices will be listed as well as the ability for customers to schedule an appointment and purchase gift certificates. Further website amenities will include information on the background and experience of professional spa technicians.

Products and Services

Bella Viaggio will focus on branding its image, add signature services and offer treatments and services that are preformed in an environment that can provide a union between our spa and nature. Bella Viaggio will include services found in many different cultures—and other spas—in the world. We plan to identify the most popular treatments with the best operating margins and will deemphasize less profitable services and wet rooms that are not multi-functional. The Company intends to be creative in educating clients as to the value of the spa and salon services we offer.  As part of branding, we plan to provide a local flavor to our services.  The idea is to create something that is all your own—or at least that comes from your own zip code. For example, Bella Viaggio intends to have a holistic marketing stance that will include a unique approach to color, aroma, water and other treatments. Each day of the week, colors, floral arrangements, scents, music and other elements that appeal to the senses are changed.

Liquidity and Capital Resources

As of March 31, 2008, we have $25,603 of cash available.  We have current liabilities of $6,450.  From the date of inception (June 6, 2008) to March 31, 2008 the Company has recorded a net loss of $44,297 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  The Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business.

To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Davis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on October 16, 2007.

Signature

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Viaggio, Inc.

Dated: May 13, 2008	/s/ Ronald A. Davis
Chief Executive Officer and
Chief Financial Officer