Form 10-Q
period 2008-06-30
Bella Viaggio, Inc.
filed 2008-08-14
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

Commission File Number 333-146735

Bella Viaggio, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 Bella Viaggio, Inc.
2120 58th Avenue
Suite 107
 Vero Beach, Florida 32966
(772) 266-5554
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒                  No ☐

2,545,000 shares of Common Stock, par value $0.001, were outstanding on August 13, 2008.

BELLA VIAGGIO, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.
BELLA VIAGGIO (A DEVELOPMENT STAGE COMPANY) BALANCE SHEET JUNE 30, 2008
	(UNAUDTED	AUDITED
	JUNE 30	DECEMBER 31
	2008	2007

ASSETS

Current Assets
Cash and Cash Equivalents	$478	$353
Prepaid Expenses	-	-

Total Current Assets	$478	$353

Total Assets	$478	$353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$50
Loans From Shareholders	6,450	3,100

Total Current Liabilities	$6,450	$3,150

Stockholders' Equity (Note B)
Preferred stock, par value $.001; 5,000,000 shares authorized; 0 shares issued and outstanding

Common stock, 0.001 par value; 70,000,000 shares authorized;
2,540,500 shares issued and outstanding	2,530	2,200
Additional Paid in Capital	63,420	32,780

Retained Earnings (Accumulated Deficit)	(71,922)	(37,797)

Total Stockholders' Equity	(5,972)	(2,797)

Total Liabilities and Stockholders' Equity	$478	$353

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS, SIX MONTHS AND CUMULATIVE ENDED JUNE 30, 2008

	Three Months	Six Months	Cumulative Since
	Ended June 30	Ended June 30	Inception
Income			June 6, 2007
Revenues
Total Income

General and Administrative Expenses
Website Development	$2,100	$2,100	$2,100
Travel	525	725	725
Professional Fees
Consulting
Legal	25,000	31,300	69,097

Total General and Administrative Expenses	27,625	34,125	71,922

Net Income (Loss)	$(26,625)	$(34,125)	$(71,922)

Per Share Information:
Net Income (Loss) per share - 2,540,500 shares issued	$(0.011)	$(0.014)	$(0.03)

Basic weighted average number common stock shares outstanding	2,478,632	2,478,632	2,478,632

Diluted weighted average number common stock shares outstanding	2,478,632	2,478,632	2,478,632

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS, SIX MONTHS AND CUMULATIVE ENDED JUNE 30, 2008
			Cumulative Since
	Three Months	Six Months	Inception
CASH FLOWS FROM OPERATING ACTIVITIES	Ended June 30	Ended June 30	June 6, 2007

Net income (Loss)	$(27,625)	(34,125)	(71,922)

Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	-	-	-
(Increase) decrease in:
Accounts Receivable	-	-	-
Prepaid Expenses	-	-	-
Increase (decrease) in:
Accounts Payable	-	-	-
Net Cash Provided (Used) By Operating Activities	(27,625)	(34,125)	(71,922)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed Asset Additions	-	-	-
Net Cash (Used) By Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Stock for Services	-	28,450	28,450
Loans From Shareholders	-	3,300	6,450
Sale of Common Stock	2,500	2,500	37,500
Net Cash (Used) By Financing Activities	2,500	34,250	72,400

NET INCREASE (DECREASE) IN CASH	(25,125)	125	478

CASH AT BEGINNING OF PERIOD	25,603	353	-

CASH AT END OF PERIOD	$478	$478	$478

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS

Note 1.          Nature of Business and Significant Accounting Policies

Nature of business:

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form SB-2, which was filed with the SEC on October 19, 2008 and deemed effective on October 22, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc.,  as of June 30,  2008 and the  results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. As of June 30, 2008, 276,500 shares of registered stock have been sold to 47 investors. As of August 13, 2008, the Company sold an additional 64,000 shares to 14 shareholders,

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

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

The components of the Company’s deferred tax asset as of December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Net operating loss carry-forward	$71,922	$37,797
Valuation allowance	(71,922)	(37,797)
Net deferred tax asset	$0	$0

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%

Effect of operating losses	-35%
0%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

Bella Viaggio, Inc. (the “Company”) is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of June 30, 2008, we have $478 of cash available.  We have current liabilities of $6,450.  From the date of inception (June 6, 2007) to June 30, 2008 the Company has recorded a net loss of $71,922 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form SB-2 on October 16, 2007, which was deemed effective on October 22, 2007.  Since this time the Company has sold 340,500 shares of common stock to the public with total proceeds raised of $34,500.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 45 to 60 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Davis and the Company does not anticipate hiring any additional employees within the next twelve months.

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

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits and Reports on Form 8-K

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Ronald A. Davis pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) 8-K filed on 6/30/2008:  Disclosure of Corporate Headquarters New Address

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Viaggio, Inc.

Date: August 14, 2008	By:	/s/Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

	By:	/s/Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer