Form 10-Q
period 2008-09-30
Bella Viaggio, Inc.
filed 2008-11-19
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

Yes   ☒                  No ☐

2,545,000 shares of Common Stock, par value $0.001, were outstanding on November 19, 2008.

BELLA VIAGGIO, INC.

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE COMPANY)

Unaudited Financial Statements
For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-1

Statements of Operations for the three and nine months ended September 30, 2008 and 2007
and the period of June 6, 2007 (Inception) to September 30, 2008	F-2

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007
and the period of June 6, 2007 (Inception) to September 30, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-9

BELLA VIAGGIO, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$978		$353

Total current assets	978		353

Total assets	$978		$353

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	6,450	3,100

Total current liabilities	6,450	3,150

Stockholders' Deficit
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,362,250 and 2,220,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,595	2,220
Additional paid in capital	69,855	32,780
Deficit accumulated during the development stage	(77,922)	(37,797)
Total stockholders' deficit	(5,472)	(2,797)

Total liabilities and shareholders' deficit	$978	$353

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Company)
Statement of Operations

					For the period from June 6, 2007 (inception) to September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Website		-	2,100	-	2,100
Travel		-	725	-	725
Professional fees	6,000	275	37,300	30,000	75,097
Total expenses	6,000	275	40,125	30,000	77,922

Net loss	$(6,000)	$(275)	$(40,125)	$(30,000)	$(77,922)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding	2,565,870	2,220,000	2,337,263	2,220,000

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period of June 6, 2007 (inception) to September 30, 2008

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities

Net loss	$(40,125)	$(30,000)	$(77,922)

Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services		29,500	29,500
Changes in operating assets and liabilities
Accounts payable	(50)	-	-
Net cash used in operating activities	(40,175)	(500)	(48,422)

Net cash used in investing activities	-	-	-

Cash flows from financing activities

Loan from shareholder	3,350	-	6,450
Proceeds from sale of stock	37,450	3,500	42,950
Net cash provided by financing activities	40,800	3,500	49,400

(Decrease) increase in cash	625	3,000	978

Cash at beginning of period	353	-	-

Cash at end of period	$978	$3,000	$978

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$-	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 1 – Nature of Business

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

Note 2 – Significant Accounting Policies

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008.

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

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

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.”This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labelled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.001. The Company has no preferred stock issued or outstanding.

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 3 – Stockholders’ Equity (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of September 30, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	-35%
0%

BELLA VIAGGIO, INC.
(A Development Stage Company)
Notes to the Unaudited Financial Statements
 For the Three and Nine Months Ended September 30, 2008 and 2007 and the
Period of June 6, 2007 (Inception) to September 30, 2008

Note 4 – Income Taxes (continued)

Net deferred tax assets consist of the following:

From Inception
Net operating loss carry forward	$77,922
Valuation allowance	(77,922)
Net deferred tax asset	$-

The Company did not pay any income taxes during the nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

 Note 5 – Related Party Transactions

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

The officer of the Company has advanced $6.450 for organizational expenses and professional fees as of September 30, 2008. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

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

Plan of Operation

As of September 30, 2008, we have $978 of cash available.  We have current liabilities of $6,450.  From the date of inception (June 6, 2007) to September 30, 2008 the Company has recorded a net loss of $77,922 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Bella Viaggio, Inc.

Date: November 19, 2008	By:	/s/Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 19, 2008	By:	/s/Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer