Form 10-K
Bella Viaggio, Inc.
filed 2009-04-23
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  000-53450
_______________________________

BELLA VIAGGIO, INC.
(Exact name of registrant as specified in its charter)

NEVADA	38-3759675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 58th Avenue, Suite 107
Vero Beach, Florida 32966
(Address of principal executive offices, including zip code)

(772) 266-5554
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The aggregate market value of the registrant’s $0.001 par value common equity held by non-affiliates of the registrant was $152,791; this is based upon the last trade of the common stock at $0.25 on January 21, 2009. The Registrant had outstanding 541,167 shares of Common Stock.

As of April 14, 2009 there were 2,644,500 common shares par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 October 16, 2007 are incorporated by reference within Part I and Part II herein.

INDEX
BELLA VIAGGIO, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements.  References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Bella Viaggio "we," "our," “BVIG,” and "us" refer to Bella Viaggio, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by BVIG with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by BVIG with the SEC may also be obtained from BVIG by directing a request to Bella Viaggio, Inc., Attention: Ronald Davis 2120 58th Avenue, Suite 107, Vero Beach, Florida 32966.

ITEM 1	BUSINESS.

General

 Bella Viaggio, Inc. is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is December 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Description of Business

Since inception the Company has not begun any revenue generating operations and activities have been limited to raising proceeds through the sale of our common stock via our registered offering that was filed on Form SB-2 October 16, 2007, maintaining the requirements of a reporting company as defined under the Exchange Act of 1934, and researching potential markets to launch our business.  As of December 31, 2008, Bella Viaggio had raised $42,950 through the sale of common stock.

We currently have minimal funds available and in order to continue as a going concern we must raise additional proceeds.  We estimate that we will need $25,000 in order to cover our costs associated with maintaining our status as a reporting company. We will likely be required to borrow proceeds from a shareholder in order to pay expenses associated with filing this report.  We cannot provide any guarantee will be successful in securing adequate proceeds in the future and failure to do so would result in a complete loss of any investment made into the Company.

If and when we secure additional financing, we plan to enter into the ownership and operation of beauty and personal care salons providing hair cutting, styling, perms, coloring, nails, tanning and day spa services. Bella Viaggio intends to establish itself as a one stop shop specializing in services that will be attractive to today’s busy working adults, with prices and operating hours that will accommodate their busy schedules.  The Company intends to identify a range of services most in demand within its marketing area and maintain operating hours that will meet the needs of working couples.  Bella Viaggio will source much of the spa products to be used, such as lotions, shampoos, rinses, towels, slippers and apparel in France, Italy and China. Once the Company has selected a range of apparel and products and negotiated pricing, we plan to purchase a small quantity in order to make inventory available to stock the first location.  We cannot provide any assurance that we will ever begin operations and failure to do so would result in a complete loss of any investment made into the Company.

Bella Viaggio has not conducted any product research and development since inception. There was no purchase or sale of any plant and or significant equipment.  We have no patents, trademarks licenses, or labor contracts. We currently are not aware of any governmental approval required to conduct our business.

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the ticker symbol “BVIG”. As of the date of this report there has been minimal trading of our common stock.  The Company cannot provide any guarantee or assurance a liquid market will ever develop for the common stock in the future.  If such a market is not developed shareholders would not be able to sell their shares.

Other than Ronald Davis (officer and director) there are no other employees.  Currently Mr. Davis is donating his time to the development of the Company.  There is no employment agreement by and between us and Mr. Davis.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We currently do not have adequate funds to cover the costs associated with maintaining our status as a Reporting Company.

The Company currently has approximately $978 of cash available.  This amount will not be enough to pay the legal, accounting, and filing fees that is required to maintain our status as a reporting company, which is currently estimated at $25,000 for fiscal year 2009.  If we can no longer be a reporting company our common stock would no longer be eligible for quotation on the Over-the-Counter Bulletin Board.  This would result in there being no public market for an investor to trade our common stock and any investment made would be lost in its entirety.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements on our financial statements.

During the auditing process for the 2008 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008.  The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on June 6, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2008 our net loss since inception is $70,872.  Based upon current plans, we expect to incur operating losses in future periods.  As a result, we may not generate revenues in the future.  Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

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

Because there is currently a limited public trading market for our common stock, you may not be able to resell your stock.

Although our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) the market is limited. If a market does not develop there would be no central place, such as stock exchange or electronic trading system to resell your shares.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

  We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adv    ersely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located at 2120 58th Avenue, Suite 107, Vero Beach, Florida 32966.

ITEM 3	LEGAL PROCEEDINGS.

Bella Viaggio is not currently a party to any legal proceedings.Bella’s agent for service of process in Nevada is: Val-U Corp. Services, Inc., 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 None

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BVIG.  The stock trades are limited and sporadically; there is no established public trading market for our common stock.  In 2008 our stock did not trade.  As of the date of this report the common stock has traded at $0.25.   As of the date of this report there are approximately 45 shareholders of our common stock.

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

	As of December 31, 2008

Revenues		$0

Operating Expenses	$	()

Earnings (Loss)		$(70,872)

Total Assets		$8,478

Liabilities		$4,400

Shareholders’ Equity		$8,478

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Bella Viaggio, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

 The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $978 of cash on hand and available we had liabilities of $4,400. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees.  We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2009).  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues.  Since incorporation we have incurred a loss of $70,872.

Off-Balance Sheet Arrangements. None

Contractual Obligations. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements appear beginning on page F-1, immediately following the signature page of this report.

On June 30, 2008, the Company filed on a Form 8-K information disclosing the relocation of the corporate headquarters to Vero Beach, Florida.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
 None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Bella Viaggio, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Ronald Davis. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Bella Viaggio will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Bella Viaggio will enhance and test our year-end financial close process. Additionally, Bella Viaggio’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

During the auditing process for the 2008 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2008.  The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Bella Viaggio will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.
None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Bella Viaggio, Inc.’s executive officer and director and his respective age as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
Ronald A. Davis	66

Executive Officers:

Name of Officer	Age	Office
Ronald A. Davis	66	President, Chief Financial Officer, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years

Ronald A. Davis. Ronald A. Davis joined the Bella Viaggio on June 6, 2007 and is currently the President, Secretary, Treasurer and Director.  Mr. Davis commenced his career at Goldman Sachs & Co. in 1964 as an office boy. Following the completion of graduate school at the University of Southern California and military service, Mr. Davis returned to Goldman Sachs where he worked until joining Dean Witter & Co. (now Morgan Stanley). Areas of work responsibility included syndication and institutional sales. In 1981, Mr. Davis commenced advising high net worth individuals and their investments. In 1994, he was asked to take over the stewardship of Caffe Diva of which he was the CEO until September 2000. Mr. Davis received his B.S. Business Administration from the University of Southern California. In 1967, he also received a Masters of Business Administration from the University of Southern California.

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

Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics. We have adopted a Code of Ethics for our principal executive and financial officers.  Our Code of Ethics is filed as an Exhibit to this Annual Report, Exhibit 14.

ITEM 11	EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ronald Davis Director, Officer	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table provides the names and addresses of each person known to Bella Viaggio to own more than 5% of the outstanding common stock as of December 31, 2008, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	*Ronald A. Davis 2120 58th Ave., Ste 107, Vero Beach FL 32966	1,033,333 shares	39.150%

Common Stock	Ronald G. Brigham 2120 58th Ave., Ste 107, Vero Beach FL 32966	1,000,000 shares	37.850%

*officer and director of the Company

The percent of class is based on 2,644,500 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2008, Heartland Managed Risk, LLC (owned 100% by Ronald Davis, Officer and Director of Bella Viaggio, Inc.) provided compliance consulting services pursuant to a contract by and between Bella and Heartland.  The contract included compensation to Heartland in the amount of $20,000 for consulting services provided in both 2007 and 2008.

Other than the above consulting agreement there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The sole Officer and Director;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $15,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

Audited year end 12-31-08 Statements	Page
Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8-13
Restated Quarterly Statement for the period ended September 30, 2008	F-14-24
Restated Quarterly Statement for the period ended June 30, 2008	F-25-35
Restated Quarterly Statement for the period ended March 31, 2008	F-36-46

2.	Financial Statement Schedules.
All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.
3.	Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on October 16, 2007.

3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on October 16, 2007.

14	Code of Ethics

23.1	Consent of Accountant

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLA VIAGGIO, INC.

By:	/s/ Ronald A. Davis
Ronald A. Davis
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: April 23, 2009

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2008 and 2007

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Bella Viaggio, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period June 6, 2007 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended and the period June 6, 2007 (inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

March 28, 2009
Las Vegas, Nevada

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2008	2007
ASSETS

Current assets
Cash	$978	$353
Prepaid expenses	7,500	-

Total current assets	8,478	353

Total assets	$8,478	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$450	$50
Loan from shareholder	3,950	3,100

Total current liabilities	4,400	3,150

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,644,500 and 2,220,000 shares issued and outstanding at December 31, 2008 and 2007	2,645	2,220
Additional paid in capital	70,305	32,780
Deficit accumulated during the development stage	(70,872)	(37,797)
Total stockholders' equity (deficit)	4,078	(2,797)

Total liabilities and stockholders' equity (deficit)	$8,478	$353

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from June 6, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007

Revenue	$-	$-	$-

Operating Expenses
Office expenses	200	7,797	7,997
Website	2,100	-	2,100
Professional fees	30,775	30,000	60,775
Total operating expenses	33,075	37,797	70,872

Net loss	$(33,075)	$(37,797)	$(70,872)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average shares outstanding	2,513,821	2,220,000

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity
For the Period of June 6, 2007 (Inception) to December 31, 2008

	Common Stock		Additional Paid-In Capital	Common stock subscribed	Accumulated Deficit	Total
	Shares	Amount
Balance, June 6, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock subscriptions	-	-	-	33,000	-	33,000
Issuance of common stock for cash and services	2,200,000	2,200	30,800	(33,000)	-	-
Sale of common stock for cash	20,000	20	1,980	-	-	2,000
Net loss, December 31, 2007	-	-	-	-	(37,797)	(37,797)
Balance, December 31, 2007	2,220,000	2,220	32,780	-	(37,797)	(2,797)
Sale of common stock for cash	374,500	375	37,075	-	-	37,450
Issuance of common stock for services	50,000	50	2,450	-	-	2,500
Net loss, December 31, 2008	-	-	-	-	(33,075)	(33,075)
Balance, December 31, 2008	2,644,500	$2,645	$72,305	$-	$(70,872)	$4,078

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of June 6, 2007 (inception) to December 31, 2008

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(33,075)	$(37,797)	$(70,872)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	2,500	29,500	32,000
Changes in operating assets and liabilities
Prepaid expenses	(7,500)	-	(7,500)
Accounts payable	400	50	450
Net cash used in operating activities	(37,675)	(8,247)	(45,922)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	5,850	3,100	8,950
Repayments of shareholder loan	(5,000)	-	(5,000)
Proceeds from sale of stock	37,450	5,500	42,950
Net cash provided by financing activities	38,300	8,600	46,900

Net increase in cash	625	353	978

Cash at beginning of period	353	-	-

Cash at end of period	$978	$353	$978

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$2,500	$29,500	$32,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
 December 31, 2008 and 2007

Note 1 – Nature of Business

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2008 and 2007.

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

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

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and assets, and does not have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company is currently attempting to raise capital in order to initiate its business plan which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The Company will be dependent upon the raising of this additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (Continued)

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

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $0.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services. During the years ended December 31, 2008 and 2007, the Company issued 374,500 and 20,000 shares of its common stock at $0.10 per share for a total cash consideration of $37,450 and $20,000, respectively.  In December 2008, the Company issued restricted stock in lieu of services performed in February 2009.  There were 2,644,500 and 2,220,000 shares of common stock issued and outstanding at December 31, 2008 and 2007.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. During the year ended December 31, 2008 the Company issued a total of 374,500 common shares for a total cash consideration of $37,450.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2008 or 2007 and since inception.  As of December 31, 2008 and 2007 and since inception, the Company had no dilutive potential common shares.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax” and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109”, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
Federal statutory rate	35%
Effect of operating losses	-35%
0%

Net deferred tax assets consist of the following:

	2008	2007
Net operating loss carry forward	$11,576	$13,229
Valuation allowance	(11,576)	(13,229)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate t the income tax amount recorded is as follows:

	2008	2007	From Inception
Net operating loss carry forward	$11,576	$13,229	$24,805
Valuation allowance	(11,576)	(13,229)	(24,805)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2008 or 2007.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Financial Statements
December 31, 2008 and 2007

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

An officer of the Company advanced $8,950 for organizational expenses and professional fees for the formation of the Company.  The balance of the advances were $3,950 and $3,100 as of December 31, 2008 and 2007, respectively.

On April 17, 2008 the Company signed a contract with Heartland Managed Risk, LLC (Heartland), a related party, for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in April 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense and will be recognized appropriately as services are rendered. As of December 31, 2008, the Company had incurred $15,000 expense on the contract and recorded prepaid expenses of $5,000.

On January 16, 2008, the Company engaged Delos Stock Transfer, LLC (Delos), a related party, for transfer agent and registrar services.  For the year ended December 31, 2008, the Company paid Delos $4,500 for stock transfer and registrar services.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Prepaid Expenses

The Company issued 50,000 shares of restricted stock at $0.05 per share in December 2008.  Services of $2,500 were performed in February 2009.  The share issuance was treated as a prepaid expense as of December 31, 2008.  Total prepaid expenses including the agreements noted in Note 5 were $7,500 and $0, respectively.

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008 and 2007

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
September 30, 2008 and 2007

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-16

Statements of Operations for the three and nine months ended September 30, 2008 and
2007 and the period of June 6, 2007 (Inception) to September 30, 2008	F-17

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to September 30, 2008	F-18

Notes to the Unaudited Financial Statements	F-19-24

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$978	$353
Prepaid expenses	10,000	-

Total current assets	10,978	353

Total assets	$10,978	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	3,950	3,100

Total current liabilities	3,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,594,500 and 2,220,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,595	2,220
Additional paid in capital	69,855	32,780
Deficit accumulated during the development stage	(65,422)	(37,797)
Total stockholders' equity (deficit)	7,028	(2,797)

Total liabilities and stockholders' equity (deficit)	$10,978	$353

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
					For the period from June 6, 2007 (inception) to September 30, 2008

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Website	-	-	2,100	-	2,100
Travel	-	-	200	-	200
Professional fees	11,000	500	25,325	30,000	63,122
Total expenses	11,000	500	27,625	30,000	65,422

Net loss	$(11,000)	$(500)	$(27,625)	$(30,000)	$(65,422)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,564,377	2,220,000	2,473,102	2,220,000

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of June 6, 2007 (inception) to September 30, 2008

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(27,625)	$(30,000)	$(65,422)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	29,500	29,500
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	-	(10,000)
Accounts payable	(50)	-	-
Net cash used in operating activities	(37,675)	(500)	(45,922)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	5,850	-	8,950
Repayments of shareholder loan	(5,000)	-	(5,000)
Proceeds from sale of stock	37,450	3,500	42,950
Net cash provided by financing activities	38,300	3,500	46,900

Net increase in cash	625	3,000	978

Cash at beginning of period	353	-	-

Cash at end of period	$978	$3,000	$978

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$29,500	$29,500

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2008 and 2007

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form SB-2, which was filed with the SEC on October 19, 2008 and deemed effective on October 22, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc.,  as of September 30,  2008 and the  results of its operations and cash flows for the three and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2008 and December 31, 2007.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2008 and 2007

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2008 and 2007

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 September 30, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $0.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2008 and 2007

Note 3 – Stockholders’ Equity (continued)

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. During the nine months ended September 30, 2008 the Company issued a total of 374,500 common shares for a total cash consideration of $37,450.

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

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company did not pay any income taxes during the nine months ended September 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
September 30, 2008 and 2007

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

An officer of the Company has advanced $8,950 for organizational expenses and professional fees as of September 30, 2008 of which $5,000 has been repaid leaving a balance due of $3,950 as of September 30, 2008. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 - Prepaid Expenses

On April 17, 2008 the Company signed a contract with Heartland Managed Risk, LLC (Heartland), a related party, for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in April 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense and will be recognized appropriately as services are rendered. As of September 30, 2008, the Company had $10,000 of prepaid expenses.

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008 and 2007

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
June 30, 2008 and 2007

Page(s)
Balance Sheets as of June 30, 2008 and December 31, 2007	F-27

Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to June 30, 2008	F-28

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to June 30, 2008	F-29

Notes to the Unaudited Financial Statements	F-30-35

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets
	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$478	$353
Subscriptions receivable	1,100	-
Prepaid expenses	15,000	-

Total current assets	16,578	353

Total assets	$16,578	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	3,950	3,100

Total current liabilities	3,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,540,500 and 2,220,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,540	2,220
Additional paid in capital	64,510	32,780
Deficit accumulated during the development stage	(54,422)	(37,797)
Total stockholders' equity (deficit)	12,628	(2,797)

Total liabilities and stockholders' equity (deficit)	$16,578	$353

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
					For the period from June 6, 2007 (inception) to June 30, 2008

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Website	2,100	-	2,100	-	2,100
Travel	-	-	200	-	200
Professional fees	5,525	29,500	14,325	29,500	52,122
Total expenses	7,625	29,500	16,625	29,500	54,422

Net loss	$(7,625)	$(29,500)	$(16,625)	$(29,500)	$(54,422)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,540,500	2,220,000	2,435,341	2,220,000

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			For the period of June 6, 2007 (inception) to June 30, 2008

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(16,625)	$(29,500)	$(54,422)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	29,500	29,500
Changes in operating assets and liabilities
Prepaid expenses	(15,000)	-	(15,000)
Accounts payable	(50)	-	-
Net cash used in operating activities	(31,675)	-	(39,922)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	5,850	-	8,950
Repayments of shareholder loan	(5,000)	-	(5,000)
Proceeds from sale of stock	30,950	3,500	36,450
Net cash provided by financing activities	31,800	3,500	40,400

(Decrease) increase in cash	125	3,500	478

Cash at beginning of period	353	-	-

Cash at end of period	$478	$3,500	$478

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$29,500	$29,500

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
June 30, 2008 and 2007

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008 and December 31, 2007.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008 and 2007

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
June 30, 2008 and 2007

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008 and 2007

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $0.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008 and 2007

Note 3 – Stockholders’ Equity (continued)

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. During the six months ended June 30, 2008 the Company issued 309,500 common shares for a total cash consideration of $30,950.  Also, 11,000 shares were issued and unpaid at June 30, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of June 30, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

The Company did not pay any income taxes during the six months ended June 30, 2008.

The net federal operating loss carry forward will expire in 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 June 30, 2008 and 2007

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

An officer of the Company has advanced $8,950 for organizational expenses and professional fees as of June 30, 2008 of which $5,000 was repaid during the three months ended June 30, 2008 leaving a balance due of $3,950 as of June 30, 2008. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 - Prepaid Expenses

On April 17, 2008 the Company signed a contract with Heartland Managed Risk, LLC (Heartland), a related party, for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies.  The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in April 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense and will be recognized appropriately as services are rendered. As of June 30, 2008, the Company had $15,000 of prepaid expenses.

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2008

Page(s)
Balance Sheets as of March 31, 2008 and December 31, 2007	F-38

Statements of Operations for the three months ended March 31, 2008 and the period of
June 6, 2007 (Inception) to March 31, 2008	F-39

Statements of Cash Flows for the three months ended March 31, 2008 and the period of
June 6, 2007 (Inception) to March 31, 2008	F-40

Notes to the Unaudited Financial Statements	F-41-46

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2008	December 31, 2007

	(unaudited)
ASSETS
Current assets
Cash	$25,603	$353
Subscriptions receivable	3,600	-

Total current assets	29,203	353

Total assets	$29,203	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	8,950	3,100

Total current liabilities	8,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,540,500 and 2,220,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,540	2,220
Additional paid in capital	64,510	32,780
Deficit accumulated during the development stage	(46,797)	(37,797)
Total stockholders' equity (deficit)	20,253	(2,797)

Total liabilities and stockholders' equity (deficit)	$29,203	$353

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited)
		For the period from June 6, 2007 (inception) to March 31, 2008

	Three months ended March 31, 2008

Revenue	$-	$-

Expenses
Travel	200	200
Professional fees	8,800	46,597
Total expenses	9,000	46,797

Net loss	$(9,000)	$(46,797)

Basic and diluted loss per common share	$(0.00)

Weighted average shares outstanding	2,323,423

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited)
		For the period of June 6, 2007 (inception) to March 31, 2008

	Three months ended March 31, 2008

Cash flows from operating activities
Net loss	$(9,000)	$(46,797)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	29,500
Changes in operating assets and liabilities:
Accounts payable	(50)	-
Net cash used in operating activities	(9,050)	(17,297)

Net cash used in investing activities	-	-

Cash flows from financing activities
Loan from shareholder	5,850	8,950
Proceeds from sale of stock	28,450	33,950
Net cash provided by financing activities	34,300	42,900

Net increase in cash	25,250	25,603

Cash at beginning of period	353	-

Cash at end of period	$25,603	$25,603

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$29,500

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form SB-2, which was filed with the SEC on October 19, 2008 and deemed effective on October 22, 2008.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc.,  as of March 31,  2008 and the  results of its operations and cash flows for the three month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2008 and December 31, 2007.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

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

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2008

Note 2 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001.  On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $0.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

Note 3 – Stockholders’ Equity (continued)

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. During the three months ended March 31, 2008 the Company issued 284,500 shares for a total cash consideration of $28,450.  Also, 36,000 shares were issued and unpaid at March 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of March 31, 2008 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 “Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry-forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry-forward period.

 The Company did not pay any income taxes during the three months ended March 31, 2008.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2008

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

The officer of the Company has advanced $8,950 and $3,100 for organizational expenses and professional fees as of March 31, 2008 and December 31, 2007. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.