Form 10-Q/A
period 2009-05-06
Bella Viaggio, Inc.
filed 2009-05-07
CIK 1412126

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

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

Table of Contents

Explanatory Note
The Company has amended its first Quarter Financial Statements as previously filed on 5/15/2008 and have restated the first Quarter Financial Statement as amended due to the following variances found on the Quarterly report filed on 5/15/2009
Bella Viaggio

2008 first quarter restatement summary:

Subscription receivable

The increase of $3600 from the original filing to the restatement is an issue of timing. 36,000 shares were issued in March 2008, but recorded in subsequent periods due to recording the shared as being issued when the cash was received from the investor instead of when the shares were actually authorized to be issued. The 36,000 shares were issued for $.10 per share for a total cash consideration of $3600 which also explains the variances in the common stock and APIC accounts.

Accounts payable

Account payable decrease $6450 due to reclassifying the payables as a loan from the shareholder. This was done as it more accurately presents the nature of the account.

Shareholder loan

The shareholder loan increased $8,950 from the original filing to the restated filing. While $6,450 of this increase is accounted for in the reclassification of accounts payable to shareholder loan, the remaining $2500 is the result of an officer of the company paying for some professional services directly. The $2500 paid was not reflected in the bank statements as the officer sent the payment directly to the vendor. The error was noted when reviewing expenses for the company and the vendor had indicated the amounts were paid in full.

The $2500 shareholder loan also accounts for the increase in the accumulated deficit of the company as it increases the company’s professional fees incurred.

	Original	Restated	Variance increase (decrease)
Cash	25,603	25,603	-
Subscription receivable		3,600	3,600
AP	(6,450)	-	(6,450)
Shareholder loan		(8,950)	8,950
Common stock	(2,505)	(2,540)	35
APIC	(60,945)	(64,510)	3,565
Accumulated deficit	44,297	46,797	2,500
The officer and director of the Company believes the errors relating to the accuracy of the above described 10-Q were the result of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the above described report.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Management intends to work on the deficiencies within its financial reporting by appointing one or more outside directors, to act as a fully functioning audit committee within the next 30-45 days.  In addition, management intends to further develop and implement sufficient written policies and checklists that will help prevent weaknesses for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over the period end financial reporting processes.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

March 31, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2008 and December 31, 2007	F-1

Statements of Operations for the three months ended March 31, 2008 and the period of
June 6, 2007 (Inception) to March 31, 2008	F-2

Statements of Cash Flows for the three months ended March 31, 2008 and the period of
June 6, 2007 (Inception) to March 31, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-9

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$25,603	$353
Subscriptions receivable	3,600	-

Total current assets	29,203	353

Total assets	$29,203	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	8,950	3,100

Total current liabilities	8,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,540,500 and 2,220,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	2,540	2,220
Additional paid in capital	64,510	32,780
Deficit accumulated during the development stage	(46,797)	(37,797)
Total stockholders' equity (deficit)	20,253	(2,797)

Total liabilities and stockholders' equity (deficit)	$29,203	$353

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

Business of Issuer

Marketing

If and when the Company secures adequate financing; Management intends to obtain a location, build the spa, and secure inventory after their which Bella Viaggio plans to embark on a two-pronged marketing campaign. The Company will, through direct marketing and selected media advertisements, target demographic areas most likely to contain potential clients for the services offered by Bella Viaggio. These marketing efforts are an integral part of our overall marketing and brand awareness plan.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Bella Viaggio, Inc.

Dated: May 6, 2009	/s/ Ronald A. Davis
Chief Executive Officer and
Chief Financial Officer