Form 10-Q/A
period 2009-05-06
Bella Viaggio, Inc.
filed 2009-05-07
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A

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

Yes   x                  No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes   x                  No o

2,545,000 shares of Common Stock, par value $0.001, were outstanding on August 13, 2008.

BELLA VIAGGIO, INC.

Explanatory Note
The Company has amended its second Quarter Financial Statements as previously filed on 8/14/2008 and have restated the second Quarter Financial Statement as amended due to the following variances found on the Quarterly report filed on 8/14/2009
Bella Viaggio

2008 Q2 restatement variances:

Prepaid Expenses

The Company had paid $20,000 for an annual contract for professional services which was originally expensed immediately. Upon review, it was realized the contract ran for the course of a full year, so three quarters of the expense was reclassified as a prepaid expense, or $15,000.

Subscription receivable

Similar to the variance in the first quarter, the company issued stock in 2008 Q2 that was not recorded until the cash was received in a subsequent quarter. The $1100 increase in subscriptions receivable ties to the increase in common stock of $10 and increase in APIC of $1090.

Shareholder loan

A withdrawal from the company bank account of $2500 was classified as a professional fee based on the officer’s explanation that the amount was for professional services. What was not explained was that the amount was for professional services performed in prior quarters that was paid for by the officer directly already. The result was the $2500 withdrawal being categorized as an expense when it was to repay a portion of the shareholder loan from the first quarter.

The change in prepaid expenses ($15,000) combined with the change in the shareholder loan ($2500) account for the entire change of $17,500 in accumulated deficit.

	Original	Restated	Variance (decrease) increase
Cash	478	478	-
Prepaid expenses		15,000	15,000
Subscriptions receivable		1,100	1,100
AP
Shareholder loan	(6,450)	(3,950)	(2,500)
Common stock	(2,530)	(2,540)	10
APIC	(63,420)	(64,510)	1,090
Accumulated deficit	71,922	54,422	(17,500)
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

PART I ― FINANCIAL INFORMATION

Item 1.  Financial Statements.

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

June 30, 2008 and 2007

TABLE OF CONTENTS

Page(s)
Balance Sheets as of June 30, 2008 and December 31, 2007	F-1

Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to June 30, 2008	F-2

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to June 30, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-9

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets
	June 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	$478	$353
Subscriptions receivable	1,100	-
Prepaid expenses	15,000	-

Total current assets	16,578	353

Total assets	$16,578	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	3,950	3,100

Total current liabilities	3,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,540,500 and 2,220,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,540	2,220
Additional paid in capital	64,510	32,780
Deficit accumulated during the development stage	(54,422)	(37,797)
Total stockholders' equity (deficit)	12,628	(2,797)

Total liabilities and stockholders' equity (deficit)	$16,578	$353

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

Bella Viaggio, Inc.

Date: May 6, 2009	By:	Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

	By:	Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer