Form 10-Q/A
period 2009-05-06
Bella Viaggio, Inc.
filed 2009-05-07
CIK 1412126

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

BELLA VIAGGIO, INC.

Explanatory Note
The Company has amended its third Quarter Financial Statements as previously filed on 11/19/2008 and have restated the third Quarter Financial Statement as amended due to the following variances found on the Quarterly report filed on 11/19/2008.

2008 Q3 restatement variances:

Prepaid expenses

During the second quarter of 2008, a $20,000 annual contract was immediately expensed. As explained in the Q2 variances, the contract ran the course of the year and as such, $15,000 was reclassified to a prepaid expense. The $10,000 increase in prepaid expenses from the original filing to the amended is the result of the $15,000 reclassifying entry made in the second quarter less $5,000 recognized in the current quarter.

Shareholder loan

The decrease if $2500 in the shareholder loan from the original filing to the amended filing is the result of the reclassifying entry made in the second quarter of 2008 (see explanation of variance).

The change in prepaid expenses ($10,000 combined with the variance in the shareholder loan ($2500) account for the entire change in accumulated deficit of $12,500.

	Original	Restated	Variance increase (decrease)
Cash	978	978	-
Prepaid expenses		10,000	10,000
AP
Shareholder loan	(6,450)	(3,950)	(2,500)
Common stock	(2,595)	(2,595)	-
APIC	(69,855)	(69,855)	-
Accumulated deficit	77,922	65,422	(12,500)

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

PART I ― FINANCIAL INFORMATION

Item 1.  Financial Statements.

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

September 30, 2008 and 2007

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2008 and December 31, 2007	F-1

Statements of Operations for the three and nine months ended September 30, 2008 and
2007 and the period of June 6, 2007 (Inception) to September 30, 2008	F-2

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the
period of June 6, 2007 (Inception) to September 30, 2008	F-3

Notes to the Unaudited Financial Statements	F-4-9

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2008	December 31, 2007

	(unaudited)
ASSETS

Current assets
Cash	978	353
Prepaid expenses	10,000	-

Total current assets	10,978	353

Total assets	$10,978	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$50
Loan from shareholder	3,950	3,100

Total current liabilities	3,950	3,150

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,594,500 and 2,220,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,595	2,220
Additional paid in capital	69,855	32,780
Deficit accumulated during the development stage	(65,422)	(37,797)
Total stockholders' equity (deficit)	7,028	(2,797)

Total liabilities and stockholders' equity (deficit)	$10,978	$353

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

Bella Viaggio, Inc.

Date: May 6, 2009	By:	Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
Principal financial and accounting officer)

Date: May 6, 2009	By:	Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer