Form 10-Q
period 2009-05-13
Bella Viaggio, Inc.
filed 2009-05-14
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Yes   ☒                  No ☐

2,644,500 shares of Common Stock, par value $0.001, were outstanding on May12, 2009.

BELLA VIAGGIO, INC.

INDEX

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2009 and 2008

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements
March 31, 2009 and 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of March 31, 2009 and December 31, 2008	F-1

Statements of Operations for the three months ended March 31, 2009 and 2008 and the period of June 6, 2007 (Inception) to March 31, 2009	F-2

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period of June 6, 2007 (Inception) to March 31, 2009	F-3

Notes to the Unaudited Financial Statements	F-4-9

BELLA VIAGGIO, INC.
(A Development Stage Company)
Balance Sheets
	March 31, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$1,078	$978
Prepaid expenses	-	7,500

Total current assets	1,078	8,478

Total assets	$1,078	$8,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$450	$450
Loan from shareholder	9,450	3,950

Total current liabilities	9,900	4,400

Stockholders' Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,644,500 shares issued and outstanding at March 31, 2009 and December 31, 2008	2,645	2,645
Additional paid in capital	72,305	72,305
Deficit accumulated during the development stage	(83,772)	(70,872)
Total stockholders' equity	(8,822)	4,078

Total liabilities and stockholders' equity	$1,078	$8,478

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)
			For the period from June 6, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008

Revenue	$-	$-	$-

Expenses
Office expenses	-	200	7,997
Website	-	-	2,100
Professional fees	12,900	8,800	73,675
Total expenses	12,900	9,000	83,772

Net loss	$(12,900)	$(9,000)	$(83,772)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,644,500	2,323,423

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Company)
Statements of Cash Flows
			For the period of June 6, 2007 (inception) to March 31, 2009

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(12,900)	$(9,000)	$(83,772)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	-	29,500
Changes in operating assets and liabilities:
Prepaid expenses	7,500	-	-
Accounts payable	-	(50)	450
Net cash used in operating activities	(5,400)	(9,050)	(53,822)

Net cash used in investing activities	-		-

Cash flows from financing activities
Loan from shareholder	5,500	5,850	9,450
Proceeds from sale of stock		28,450	45,450
Net cash provided by financing activities	5,500	34,300	54,900

Net increase in cash	100	25,250	1,078

Cash at beginning of period	978	353	-

Cash at end of period	$1,078	$25,603	$1,078

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$-	$29,500

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
March 31, 2009 and 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10K, which was filed with the SEC on April 23, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc.,  as of March 31,  2009 and 2008 and the  results of its operations and cash flows for the three month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2009 and 2008.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2009 and 2008

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
March 31, 2009 and 2008

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
March 31, 2009 and 2008

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

During the years ended December 31, 2008 and 2007, the Company issued 374,500 and 20,000 shares of its common stock at $.10 per share for a total cash consideration of $37,450 and 2,000, respectively.

 In December 2008, the Company issued restricted stock valued at $2,500 in lieu of services performed in February 2009.  There were 2,644,500 and 2,220,000 shares of common stock issued and outstanding at December 31, 2008 and 2007.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2009 and 2008

Note 3 – Stockholders’ Equity (continued)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception.  As of March 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

 The Company did not pay any income taxes during the three months ended March 31, 2009 or 2008.

The net federal operating loss carry forward will expire in 2027 and 2028.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Unaudited Financial Statements
 March 31, 2009 and 2008

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

The officer of the Company has advanced $9,450 and $3,950 for organizational expenses and professional fees as of March 31, 2009 and December 31, 2008. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

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

Plan of Operation

As of March 31, 2009, we have $1,078 of cash available.  We have current liabilities of $9,900.  From the date of inception (June 6, 2007) to March 31, 2009, the Company has recorded a net loss of $83,772 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, the Company received permission for quotation of its common stock on the Over the Counter Bulletin Board (“OTCBB”).  Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in obtaining additional capital.  To date there is no significant public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

As of March 31, 2009,  management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Bella Viaggio, Inc.

Date: May 13, 2009	By:	//s/ /s/ Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: May 13, 2009	By:	//s/ /s/ Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer