Form 10-Q
period 2009-06-30
Bella Viaggio, Inc.
filed 2009-08-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 333-146735

Bella Viaggio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bella Viaggio, Inc.

2120 58th Avenue

Suite 107

Vero Beach, Florida 32966

(772) 584-3308

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

2,644,500 shares of Common Stock, par value $0.001, were outstanding on August12, 2009.

BELLA VIAGGIO, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements Prepared by the Company

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

June 30, 2009 and 2008

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets
	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$578	$978
Prepaid expenses	-	7,500

Total current assets	578	8,478

Total assets	$578	$8,478

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$11,275	$450
Loan from shareholder	9,450	3,950

Total current liabilities	20,725	4,400

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,644,500 shares issued and outstanding at June 30, 2009 and December 31, 2008	2,645	2,645
Additional paid in capital	72,305	72,305
Deficit accumulated during the development stage	(95,097)	(70,872)
Total stockholders' (deficit) equity	(20,147)	4,078

Total liabilities and stockholders' (deficit) equity	$578	$8,478

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
					For the period from June 6, 2007 (inception) to June 30, 2009

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	500	-	500	200	8,497
Website	-	2,100	-	2,100	2,100
Professional fees	10,825	5,525	23,725	14,325	84,500
Total expenses	11,325	7,625	24,225	16,625	95,097

Net loss	$(11,325)	$(7,625)	$(24,225)	$(16,625)	$(95,097)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,644,500	2,540,500	2,644,500	2,435,341

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			For the period of June 6, 2007 (inception) to June 30, 2009

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(24,225)	$(16,625)	$(95,097)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	-	32,000
Changes in operating assets and liabilities:
Prepaid expenses	7,500	(15,000)	-
Accounts payable	10,825	(50)	11,275
Net cash used in operating activities	(5,900)	(31,675)	(51,822)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	5,500	5,850	14,450
Repayments of shareholder loan	-	(5,000)	(5,000)
Proceeds from sale of stock	-	30,950	42,950
Net cash provided by financing activities	5,500	31,800	52,400

Net (decrease) increase in cash	(400)	125	578

Cash at beginning of period	978	353	-

Cash at end of period	$578	$478	$578

Disclosure of non-cash financing activities:
Issuance of common stock for professional and legal services	$-	$-	$32,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10K, which was filed with the SEC on April 23, 2009. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc., as of June 30, 2009 and 2008 and the results of its operations and cash flows for the six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009 and December 31, 2008.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

 June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

In October 2008, the Company prepaid $2,500 of expenses incurred in February 2009 by issuing 50,000 shares of common stock at $0.05 per share. There were 2,644,500 shares of common stock issued and outstanding at June 30, 2009 and December 31, 2008.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2007 and since inception. As of June 30, 2009 and since inception, the Company had no dilutive potential common shares.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

 June 30, 2009 and 2008

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

 The Company did not pay any income taxes during the six months ended June 30, 2009 or 2008.

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

The officer of the Company has advanced $9,450 and $3,950 for organizational expenses and professional fees as of June 30, 2009 and December 31, 2008. Interest has not been imputed as the amounts would be immaterial to the financial statements as a whole.

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

Plan of Operation

As of June 30, 2009, we have $578 of cash available. We have current liabilities of $20,725. From the date of inception (June 6, 2007) to June 30, 2009, the Company has recorded a net loss of $95,097 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)

Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Ronald G. Brigham pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Viaggio, Inc.

Date: August 14, 2009	By:	/s/ Ronald A. Davis
Ronald A. Davis
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: August 14, 2009	By:	/s/ Ronald A. Davis
Ronald A. Davis
President and Chief Executive Officer