Form 10-Q
period 2009-09-30
Bella Viaggio, Inc.
filed 2009-11-23
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

Commission File Number 333-146735

Bella Viaggio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bella Viaggio, Inc.

2120 58th Avenue

Suite 107

Vero Beach, Florida 32966

(772) 584-3308 (772) 584-3308

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

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

September 30, 2009 and 2008

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Financial Statements

September 30, 2009 and 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of September 30, 2009 and December 31, 2008	5

Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the period of June 6, 2007 (Inception) to September 30, 2009	6

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period of June 6, 2007 (Inception) to September 30, 2009	7

Notes to the Unaudited Financial Statements	8

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets
	September 30, 2009	December 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$578	$978
Prepaid expenses	-	7,500

Total current assets	578	8,478

Total assets	$578	$8,478

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$11,225	$450
Loan from shareholder	9,700	3,950

Total current liabilities	20,925	4,400

Stockholders' (Deficit) Equity
Preferred stock, $.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value; 70,000,000 shares authorized, 2,644,500 shares issued and outstanding at September 30, 2009 and December 31, 2008	2,645	2,645
Additional paid in capital	72,305	72,305
Deficit accumulated during the development stage	(95,297)	(70,872)
Total stockholders' (deficit) equity	(20,347)	4,078

Total liabilities and stockholders' (deficit) equity	$578	$8,478

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)
					For the period from June 6, 2007 (inception) to September 30, 2009

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Office expenses	-	-	500	2,100	8,497
Website	-	-	-	200	2,100
Professional fees	200	11,000	23,925	25,325	84,700
Total expenses	200	11,000	24,425	27,625	95,297

Net loss	$(200)	$(11,000)	$(24,425)	$(27,625)	$(95,297)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	2,644,500	2,564,377	2,644,500	2,473,102

See accompanying notes to financial statements

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)
			For the period of June 6, 2007 (inception) to September 30, 2009

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(24,425)	$(27,625)	$(95,297)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	-	32,000
Changes in operating assets and liabilities:
Prepaid expenses	7,500	(10,000)	-
Accounts payable	10,775	(50)	11,225
Net cash used in operating activities	(6,150)	(37,675)	(52,072)

Net cash used in investing activities	-		-

Cash flows from financing activities
Proceeds from shareholder loan	5,750	5,850	14,700
Repayments of shareholder loan	-	(5,000)	(5,000)
Proceeds from sale of stock	-	37,450	42,950
Net cash provided by financing activities	5,750	38,300	52,650

Net (decrease) increase in cash	(400)	625	578

Cash at beginning of period	978	353	-

Cash at end of period	$578	$978	$578

Disclosure of non-cash financing activities:
Issuance of common stock for professional and legal services	$-	$-	$32,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

September 30, 2009 and 2008

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10K, which was filed with the SEC on April 23, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc.,  as of September 30,  2009 and 2008 and the  results of its operations and cash flows for the three and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Note 2 – Significant Accounting Policies

Recent Accounting Pronouncements

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Unaudited Financial Statements

June 30, 2009 and 2008

Note 3 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

As of September 30, 2009, we have $578 of cash available. We have current liabilities of $20,725. From the date of inception (June 6, 2007) to June 30, 2009, the Company has recorded a net loss of $95,097 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 6. Exhibits and 8K

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