Form 10-K
period 2009-12-31
Bella Viaggio, Inc.
filed 2010-04-07
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  X . No      .

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

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if smaller reporting company)	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The aggregate market value of the registrant’s $0.001 par value common equity held by non-affiliates of the registrant was $98,500; this is based upon the last trade of the common stock at $0.25 on March 9, 2010. The Registrant has 394,500 shares outstanding of Common Stock in the public float.

As of March 31, 2010 there were 2,644,500 common shares par value $0.001 issued and outstanding.

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

Description of Business

Since inception the Company has not begun any revenue generating operations and activities have been limited to raising proceeds through the sale of our common stock via our registered offering that was filed on Form SB-2 October 16, 2007, maintaining the requirements of a reporting company as defined under the Exchange Act of 1934, and researching potential markets to launch our business. As of December 31, 2009, Bella Viaggio had raised $42,950 through the sale of common stock.

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

Other than Ronald Davis (officer and director) and Joshua G. Sisk, there are no other employees. Currently Mr. Davis is donating his time to the development of the Company. There is no employment agreement by and between us and Mr. Davis or Mr. Sisk.

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

During the auditing process for the 2009 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2009. The Company believes this was due to the lack of internal control over the financial reporting for these periods.

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

We were incorporated on June 6, 2007 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. As of December 31, 2009 our net loss since inception is $94,707. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2009. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2009. The identified material weaknesses did not result in material audit adjustments to our 2009 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

 We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3 LEGAL PROCEEDINGS.

Bella Viaggio is not currently a party to any legal proceedings. Bella’s agent for service of process in Nevada is: Val-U Corp. Services, Inc., 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol BVIG. The stock trades are limited and sporadically; there is no established public trading market for our common stock. In 2009 our stock did not trade. As of the date of this report the common stock has traded at $0.25. As of the date of this report there are approximately 45 shareholders of our common stock.

We did not declare or pay dividends during the Fiscal Year 2009 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2009.

ITEM 6 SELECTED FINANCIAL DATA.

Summary of Financial Data

	As of December 31, 2009

Revenues	$

Operating Expenses		$23,835

Earnings (Loss)		$(23,835)

Total Assets		$28

Liabilities		$19,785

Shareholders’ Deficit		$(19,757)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Bella Viaggio, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Critical Accounting Policies

 The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2009. As of December 31, 2009 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2009 we had $978 of cash on hand and available we had liabilities of $4,400. We must secure additional funds in order to continue our business. We will be required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2009). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then any it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues. Since incorporation we have incurred a loss of $94,707.

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

During the auditing process for the 2009 annual report; the Company discovered inconsistencies within its quarterly reports for the first, second and third quarters of 2009. The Company believes this was due to the lack of internal control over the financial reporting for these periods.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2009 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2009 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

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

•

Representative with Financial Expertise — For the year ending December 31, 2009, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION.

None

PART III

ITEM 10

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Bella Viaggio, Inc.’s executive officer and director and his respective age as of December 31, 2009 are as follows:

Directors:

Name of Director	Age
Ronald A. Davis Joshua G. Sisk	67 28

Executive Officers:

Name of Officer	Age	Office
Ronald A. Davis	67	President, Chief Financial Officer and Treasurer
Joshua G. Sisk	28	Secretary and Director

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

Joshua G. Sisk, Secretary and Director is a para-educator for the Portland Oregon School District for the last 5 years. His responsibility is to work with special needs children. Children with emotional issues and those students in a fragile state due to trauma or abuse in their lives are the primary focus of his work. The students need a high level of attention in order to give them the support they require to overcome behavioral problems. This work is directly related to his chosen University major, psychology. In addition to attending college and working full time for the school district, Mr. Sisk works part time as a care giver in a group home setting for mentally deficient adults not able to care for them. Mr. Sisk is an accomplished artist, musician and composer. Mr. Sisk recently completed his training and is now certified as an Emergency Medical Technician and as a fireman. Mr. Sisk has no experience in identifying acquisition candidates for blank check companies.

Bella Viaggio’s Officers and Directors have not been involved, during the past five years, in any bankruptcy, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 11 EXECUTIVE COMPENSATION.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Ronald Davis Director, Officer	2008	0	0	0	0	0	0	0
Joshua G. Sisk Officer, Director	2009 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2009. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2009. No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2009. We have also not granted any stock options to the executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Bella Viaggio to own more than 5% of the outstanding common stock as of December 31, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	*Ronald A. Davis 2120 58th Ave., Ste 107, Vero Beach FL 32966	1,033,333 shares	39.150%

Common Stock	Ronald G. Brigham 2120 58th Ave., Ste 107, Vero Beach FL 32966	1,000,000 shares	37.850%

*officer and director of the Company

The percent of class is based on 2,644,500 shares of common stock issued and outstanding as of December 31, 2009

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During Fiscal Year 2009, Heartland Managed Risk, LLC (owned 100% by Ronald Davis, Officer and Director of Bella Viaggio, Inc.) provided compliance consulting services pursuant to a contract by and between Bella and Heartland. The contract included compensation to Heartland in the amount of $20,000 for consulting services provided in both 2008 and 2009.

Other than the above consulting agreement there were no material transactions between the Company and any Officer, Director or related party has not, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2009 the Company has incurred auditing expenses of approximately $25,000 which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

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
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Secretary, Director

Date: March 31, 2010

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

December 31, 2009 and 2008

BELLA VIAGGIO, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Bella Viaggio, Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period June 6, 2007 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Viaggio, Inc. (A Development Stage Enterprise) as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended and the period June 6, 2007 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

March 29, 2010

Las Vegas, Nevada

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash	$28	$978
Prepaid expenses	-	7,500
Total current assets	28	8,478

Total assets	$28	$8,478

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$1,540	$450
Shareholder loan	18,245	3,950
Total current liabilities	19,785	4,400

Stockholders' (Deficit) Equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,644,500 shares issued and outstanding at December 31, 2009 and 2008	2,645	2,645
Additional paid in capital	72,305	72,305
Deficit accumulated during the development stage	(94,707)	(70,872)
Total stockholders' (deficit) equity	(19,757)	4,078

Total liabilities and stockholders' (deficit) equity	$28	$8,478

See accompanying notes to financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from June 6, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008

Revenue	$-	$-	$-

Operating Expenses
Office expenses	500	200	8,497
Website	-	2,100	2,100
Professional fees	23,335	30,775	84,110
Total operating expenses	23,335	33,075	94,707

Net loss	$(23,835)	$(33,075)	$(94,707)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,644,500	2,513,821

See accompanying notes to financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' (Deficit) Equity
Cumulative From June 6, 2007 (Inception) to December 31, 2009

	Common Stock		Additional Paid-In Capital	Common Stock subscribed	Accumulated Deficit	Total
	Shares	Amount
Balance, June 6, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock subscriptions	-	-	-	33,000	-	33,000
Issuance of common stock for cash and services	2,200,000	2,200	30,800	(33,000)	-	-
Sale of common stock for cash	20,000	20	1,980	-	-	2,000
Net loss, December 31, 2007	-	-	-	-	(37,797)	(37,797)
Balance, December 31, 2007	2,220,000	2,220	32,780	-	(37,797)	(2,797)

Issuance of common stock for services	50,000	50	2,450	-	-	2,500
Sale of common stock for cash	374,500	375	37,075	-	-	37,450
Net loss, December 31, 2008	-	-	-	-	(33,075)	(33,075)
Balance, December 31, 2008	2,644,500	2,645	72,305	-	(70,872)	4,078

Net loss, December 31, 2009	-	-	-	-	(23,835)	(23,835)
Balance, December 31, 2009	2,644,500	$2,645	$72,305	$-	$(94,707)	$(19,757)

See accompanying notes to financial statements.

ELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period of June 6, 2007 (inception) to December 31, 2009

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(23,835)	$(33,075)	$(94,707)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	-	2,500	32,000
Changes in operating assets and liabilities
Prepaid expenses	7,500	(7,500)	-
Accounts payable	1,090	400	1,540
Net cash used in operating activities	(15,245)	(37,675)	(61,167)

Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from shareholder loan	14,295	5,850	18,245
Proceeds from sale of stock	-	37,450	42,950
Net cash provided by financing activities	14,295	38,300	61,195

Net increase in cash	(950)	625	28

Cash at beginning of period	978	353	-

Cash at end of period	$28	$978	$28

Disclosure of non-cash financing activities:
Issuance of 1,966,667 shares of common stock for professional and legal services	$-	$2,500	$32,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 1 – Nature of Business

Bella Viaggio, Inc. (“Company”) was organized June 6, 2007 under the laws of the State of Nevada for the purpose of owning and operating a chain of day spas and salons. The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009 or 2008.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

FASB ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50 "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

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

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

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

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 70,000,000 shares with par value of $0.001. On June 6, 2007, the Company authorized the issuance of 2,200,000 shares of its $0.001 par value common stock at $0.015 per share in consideration of $3,500 in cash and $29,500 in legal and business services. During the years ended December 31, 2008 and 2007, the Company issued 374,500 and 20,000 shares of its common stock at $0.10 per share for a total cash consideration of $37,450 and $20,000, respectively. In December 2008, the Company issued restricted stock in lieu of services performed in February 2009. There were 2,644,500 shares of common stock issued and outstanding at December 31, 2009 and 2008.

Preferred stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. The Company has no preferred stock issued or outstanding.

SB-2 Registration Statement

On October 16, 2007, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission for 750,000 shares to be sold at a price of $0.10 per share to the public by a small business issuer under the Securities Act of 1933. The Securities and Exchange Commission notified the Company on October 22, 2007 the registration had been declared effective. During the year ended December 31, 2008 the Company issued a total of 374,500 common shares for a total cash consideration of $37,450. No stock was issued during the year ended December 31, 2009.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2009 or 2008 and since inception. As of December 31, 2009 and 2008 and since inception, the Company had no dilutive potential common shares.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the twelve-months ended December 31, 2009 and 2008, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns have been appropriately filed by the Company.

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Net deferred tax assets consist of the following:

	2009	2008
Net operating loss carry forward	$33,147	$(24,805)
Valuation allowance	(33,147)	24,805
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2009	2008	Since Inception
Tax at statutory rate (35%)	$8,342	$11,576	$33,147
Increase in valuation allowance	(8,342)	(11,576)	(33,147)
Net deferred tax asset	$-	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2009 or 2008.

The net federal operating loss carry forward will expire from 2027 through 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

BELLA VIAGGIO, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

December 31, 2009 and 2008

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

On April 17, 2008 the Company signed a contract with Heartland Managed Risk, LLC (Heartland), a related party, for the purposes of provided the filing and compliance services necessary to meet the Securities and Exchange Commission requirements for reporting companies. The Company agreed to pay Heartland $20,000 annually for these services which were paid in full in April 2008. Accordingly, this amount has been reflected in the financial statements as a prepaid expense at December 31, 2008 and was recognized appropriately as services are rendered. As of December 31, 2009 and 2008, the Company had incurred $15,000 and $20,000 of expenses on the contract and recorded prepaid expenses of $0 and $7,500 related to this agreement.

On January 16, 2008, the Company engaged Delos Stock Transfer, LLC (Delos), a related party, for transfer agent and registrar services. For the year ended December 31, 2008, the Company paid Delos $4,500 for stock transfer and registrar services. The Company did not pay Delos for any services during the year ended December 31, 2009 and engaged a different entity to carry out transfer agent and registrar services.

The Company has received loans from a shareholder totaling $28,645 since inception. Of this amount, $19,695 and $5,850 was received during the years ended December 31, 2009 and 2008 with $5,400 and $5,000 having been repaid during the years ended December 31, 2009 and 2008, respectively. The loan bears a 0% interest rate, has a current balance of $18,245 and is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements.

Note 6 – Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 – Prepaid Expenses

The Company issued 50,000 shares of restricted stock at $0.05 per share in December 2008. Services of $2,500 were performed in February 2009. The share issuance was treated as a prepaid expense as of December 31, 2008. Total prepaid expenses including the agreements noted in Note 5 were $0 and $7,500 at December 31, 2009 and 2008, respectively.

Note 8 – Subsequent Events

The Company has evaluated subsequent events through March 29, 2010 and determined there are no events to disclose.