Form 10-Q
period 2010-03-31
Bella Viaggio, Inc.
filed 2010-05-18
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number: 000-53450

BELLA VIAGGIO, INC.

(Name of registrant as specified in its charter)

Nevada	33-1176182

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 58th Avenue, Suite 107 Vero Beach, Florida 32966

(Address of principal executive offices)(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒ No ☐

As of May 17, 2010, there were 2,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Financial Statements
March 31, 2010 and 2009
(Unaudited)

BELLA VIAGGIO, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Condensed Financial Statements
March 31, 2010 and 2009
(Unaudited)

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31, 2010	December 31, 2009

	(unaudited)
ASSETS

Current assets
Cash	$28	$28

Total current assets	28	28

Total assets	$28	$28

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,625	$1,540
Loan from shareholder	19,335	18,245

Total current liabilities	22,960	19,785

Stockholders’ Deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 70,000,000 shares authorized, 2,644,500 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,645	2,645
Additional paid in capital	72,305	72,305
Deficit accumulated during the development stage	(97,882)	(94,707)
Total stockholders’ deficit	(22,932)	(19,757)

Total liabilities and stockholders’ deficit	$28	$28

See accompanying notes to financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Condensed Statements of Operations (Unaudited)

			For the period from June 6, 2007 (inception) to March 31, 2010

	Three months ended March 31,

	2010	2009

Revenue	$—	$—	$—

Expenses
Office expenses	—	—	8,497
Website	—	—	2,100
Professional fees	3,175	12,900	87,285

Total expenses	3,175	12,900	97,882

Net loss	$(3,175)	$(12,900)	$(97,882)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,644,500	2,644,500

See accompanying notes to financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows (Unaudited)

			For the period of June 6, 2007 (inception) to March 31, 2010

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(3,175)	$(12,900)	$(97,882)
Adjustments to reconcile net income to net cash used in operating activities
Common stock issued for services	—	—	32,000
Changes in operating assets and liabilities:
Prepaid expenses	—	7,500	—
Accounts payable	2,085	—	3,625

Net cash used in operating activities	(1,090)	(5,400)	(62,257)

Net cash used in investing activities	—	—	—

Cash flows from financing activities
Proceeds from shareholder loan, net	1,090	5,500	19,335
Proceeds from sale of stock	—	—	42,950

Net cash provided by financing activities	1,090	5,500	62,285

Net (decrease) increase in cash	—	100	28

Cash at beginning of period	28	978	—

Cash at end of period	$28	$1,078	$28

Disclosure of non-cash financing activities:
Issuance of common stock for professional and legal services	$—	$—	$32,000

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$—	$—	$—

See accompanying notes to financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Unaudited)
March 31, 2010 and 2009

Note 1 – Nature of Business

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10K, which was filed with the SEC on April 7, 2010. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Bella Viaggio, Inc., as of March 31, 2010 and 2009 and the results of its operations and cash flows for the three periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Note 2 – Significant Accounting Policies

Recently Implemented Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

BELLA VIAGGIO, INC.
(A Development Stage Enterprise)
Notes to the Condensed Financial Statements
(Unaudited)
March 31, 2010 and 2009

Note 3 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Related Party Transactions

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

The Company has received loans from a shareholder totaling $29,735 since inception, with $10,400 having been repaid. The loan bears a 0% interest rate, has a balance of $19,335 and $18,245 at March 31, 2010 and December 31, 2009, respectively, and is due on demand and as such is included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements.

Note 5 – Subsequent Events

On April 28, 2010, the Company’s principal shareholders as of the balance sheet date sold their controlling interest to a new majority shareholder. The new controlling shareholder was also appointed as a director, principal executive officer and principal accounting officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General
Bella Viaggio, Inc. (the “Company”) is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Bella Viaggio has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is December 31. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

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

The Company filed a registration statement on Form SB-2 on October 16, 2007, which was deemed effective on October 22, 2007. Since that time the Company has sold 340,500 shares of common stock to the public with total proceeds raised of $34,500. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.

The Company’s shares of common stock are quoted on the Over the Counter Bulletin Board (“OTCBB”). Management believes having its common stock quoted on the OTCBB may provide it increased opportunity to raise additional capital for its proposed business development. However, there can be no guarantee or assurance the Company will be successful in obtaining additional capital. To date there is ane extremely limited public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would likely result in business failure and a complete loss of any investment made in the Company.

Employees
There are no employees of the Company, excluding the current President and Director, Mr. Stead.

Off-Balance Sheet Arrangements
As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: (i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board.

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

Changes in Internal Controls
There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	(REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND 8K

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Kenneth Stead pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Stead pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELLA VIAGGIO, INC.

May 17, 2010	By:	/s/ Kenneth Stead

Kenneth Stead
(Principal Executive Officer and Principal Accounting Officer)