Form 10-Q
period 2010-06-30
Kat Gold Holdings Corp.
filed 2010-08-12
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number: 000-53450

KAT GOLD HOLDINGS CORP.

(Name of registrant as specified in its charter)

Nevada	33-1176182

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1149 Topsail Rd., Mount Pearl, Newfoundland, A1N 5G2, Canada

(Address of principal executive offices)(Zip Code)

(709) 368-9223

(Registrant’s telephone number, including area code)

BELLA VIAGGIO, INC.
2120 58th Avenue, Suite 107, Vero Beach, Florida 32966

(Former name or former address, if changed since last report)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☒   No ☐

As of August 11, 2010, there were 67,644,500 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates BY management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

PART I - FINANCIAL INFORMATION

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10K, which was filed with the SEC on April 7, 2010. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2010 and 2009 and the results of its operations and cash flows for the three and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	(unaudited)	(audited)
	06/30/2010	12/31/2009

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Security deposits	6,900	—

TOTAL CURRENT ASSETS	6,900	—

TOTAL ASSETS	$6,900	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$—

TOTAL CURRENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 67,644,500 and 2,645,000 shares issued or outstanding at June 30, 2010 and December 31, 2009, respectively	67,645	2,645
Common stock to be issued (96,000,000 shares)	96,000	—
Additional paid in capital	112,792,904	36,950
Deficit accumulated during development stage	(112,949,649)	(36,950)

TOTAL STOCKHOLDERS’ EQUITY	6,900	2,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,900	$2,645

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND SIX MONTH ENDED JUNE 30, 2010 AND 2009

					(unaudited) Cumulative Amount from Inception (December 5, 2005) to June 30, 2010

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

REVENUES:
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

EXPENSES:
Wages	61,541	—	61,541	—	61,541
Geologist	37,431	—	37,431	—	37,431
Geophysicist	23,685	—	23,685	—	23,685
Office and other expenses	8,354	—	8,354	—	8,354
Vehicle expenses	3,824	—	3,824	—	3,824
Equipment rental	15,444	—	15,444	—	15,444
Travel and entertainment	2,176	—	2,176	—	2,176
Assay, line cutting and soil samples	60,244	—	60,244	—	97,194

Total expenses	212,699	—	212,699	—	249,649

Loss from operations	$(212,699)	$—	$(212,699)	$—	$(249,649)

Impairment of Handcamp division asset purchase	—	—	(112,700,000)	—	(112,700,000)

Loss before income taxes	(212,699)	—	(112,912,699)	—	(112,949,649)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(212,699)	$—	$(112,912,699)	$—	$(112,949,649)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings, Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2010

(unaudited)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares to be Issued	Common Stock to be Issued	Additional Paid-in Capital	Retained Deficit

Cumulative net losses since inception (December 5, 2005) through December 31, 2009	—	$—	2,644,500	$2,645	—	$—	$36,950	$(36,950)

Expenditures made by related party on company’s behalf	—	—	—	—	—	—	216,954	—

Purchase of Handcamp division asset	—	—	65,000,000	65,000	96,000,000	96,000	112,539,000

Net loss for the six months ended June 30, 2010	—	—	—	—	—	—	—	(112,912,699)

Balances, June 30, 2010	—	$—	67,644,500	$67,645	96,000,000	$96,000	$112,792,904	$(112,949,649)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	(unaudited) 2010	(unaudited) 2009	(unaudited) Cumulative Amount from Inception (December 5, 2005) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,912,699)	$—	$(112,949,649)
Adjustments to reconcile net loss to net cash provided by (used in) operations:	—	—	—
Recapitalization of equity due to reverse merger	2,645	—	2,645
Impairment of Handcamp division asset	112,700,000	—	112,700,000
Changes in operating assets and liabilities:
Security deposits	(6,900)	—	(6,900)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(216,954)	—	(253,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	216,954	—	253,904

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	216,954	—	253,904

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	—	—

END OF THE PERIOD	$—	$—	$—

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp division asset via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 30, 2010 and 91,000,000 shares will be issued subsequent to June 30, 2010, and related write-off due to impairment of asset with no historical cash flows	$112,539,000	$—	$112,539,000

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity
KAT Gold Holdings Corp., FKA Bella Viaggio, Inc. (the “Company”) is a development stage natural resources exploration company that was incorporated on June 6, 2007, in the state of Nevada and operates at 1149 Topsail Road, Mount Pearl, NL A1N 5L1. The Company discovers mineral resource properties and takes the properties out of the ground by later outsourcing the drilling. The Company’s principal asset is the Handcamp property located in the South Brook area of the province of Newfoundland and Labrador which is legally owned by the Canadian government. Management believes that there could be an abundance of gold located in this location.

KAT Exploration, Inc. (“Kat”), a party related through common ownership and directorship, has entered into a Diamond Drilling Contract dated February 24, 2010 in which Cabo Drilling (Atlantic) Corp. will perform certain drilling.

The Company has not earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Basis of Presentation
The financial statements include the accounts of the Company under the accrual basis of accounting.

Management’s Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Long-Lived Assets - In accordance with SFAS No. 144, the Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, the Company compares the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the six months ended June 30, 2010.

As a result of the Company’s implementation of the Codification during the six months ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2010 and 2009 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2010	2009
Income Taxes	$—	$—
Interest	$—	$—

NOTE 3 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 4 DEVELOPMENT STAGE RISK

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010

Company’s business plan will be successfully executed. The Company’s ability to execute its business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, the Company cannot give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

NOTE 5 MATERIAL EVENT (PURCHASE OF HANDCAMP PROPERTY)

During the six months ended June 30, 2010, the Company acquired (the “Acquisition”) 100% of “Handcamp,” a gold property, from Kat in exchange for 161,000,000 shares of the Company’s common stock.

Under the terms of the agreement governing the Acquisition, the Company issued 65,000,000 shares of its common stock to Kat on June 4, 2010, and the remaining 96,000,000 shares of its common stock will be issued as soon as reasonably practical after August 12, 2010.

The shares were valued at $0.70 per share, the closing stock price on the date of the closing, resulting in recorded goodwill $112,700,000. The Company’s management reviewed this potential long-lived asset and determined that the carrying amount may not be recoverable due to unexpected future cash flows being an uncertainty. Thus, an adjustment to write down the asset on such date was recorded.

NOTE 6 MATERIAL CONTRACTS

Kat has entered into a Diamond Drilling Contract dated February 24, 2010 in which Cabo Drilling (Atlantic) Corp. provided certain drilling at the Handcamp property. The contract covers various rates, which in the opinion of management represent market value rates, for mobilization and demobilization, overburden penetration (pipe and casing), core drilling, surveys and tests, etc. A security deposit of $10,000 is to be made prior to commencement of mobilization according to the contract.

NOTE 7 SUBSEQUENT EVENTS
Subsequent to June 30, 2010, shareholders owning a majority of the issued and outstanding shares of common stock of the Company voted to approve (i) an increase in its authorized common shares to 500,000,000 shares and (ii) a change in the Company’s name to KAT Gold Holdings Corp. to better reflect the nature of its operations. The Company’s articles of incorporation were amended accordingly on August 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

General
Kat Gold Holdings Corp., f/k/a/ Bella Viaggio, Inc. (the “Company”) is a development stage company that was incorporated on June 6, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since its inception, the Company has not, other than as described below, made any significant purchases or sales of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company has no subsidiaries. The Company’s fiscal year end is December 31. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

The Company’s shares of common stock are quoted on the Over-the-Counter Bulletin Board (“OTC BB”). Management believes having its common stock quoted on the OTC BB may provide it increased opportunity to raise additional capital for its proposed business development. However, there can be no guarantee or assurance the Company will be successful in obtaining additional capital. To date there is an extremely limited public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would likely result in a complete loss of any investment made in the Company.

Company Overview
The Company has no material income and/or assets (other than the Property discussed below) and has cumulative losses from its inception through June 30, 2010 of approximately $113,000,000. The Company is a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. The Company is currently focused on the mining and resources sector and intends to attempt, subject to, among other factors, its ability to obtain substantial financing, to continue to increase its holdings of gold and other precious metals. The principal objective of the Company is to attempt to locate, mine for and sell mineral properties. It is the Company’s objective to attempt to take advantage of the increased value of precious metals and to generate joint venture clients, and in so doing to become an efficient and profitable, precious metals exploration and mining company. In pursuing this goal, management of the Company currently intends to concentrate any funds it is able in the future to obtain, if any, to explore areas that management believes will have mineral resources. Management’s current plan, subject to other items such as obtaining sufficient capital for the operation of the Property, is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, management believes, will determine the extent of the deposit along with its value.

The Property
On June 4, 2010, the Company acquired 100% of “Handcamp,” a gold property (the “Property”). The Property is located approximately 20 miles north of Badger, central Newfoundland and 6 miles northeast of an abandoned copper mine. Abandoned logging roads run through the Property, which the Company believes will allow for accessibility and mobility of heavy equipment. One 50-yard wide mineralized zone lies within a strata-bound (rock layers) structurally complex zone which lies near a major east-directed thrust within the Roberts Arm Group (volcanic rocks) and is reflected in folding, shearing (fracturing) and mylonite (fine-grained, compact rock) development. Superimposed on the volcanogenic sulfide mineralization is epigenetic (formed after the rocks were laid down) disseminated gold mineralization. The Company believes that the optimal sulfide mineralization is associated with sericite schist (rocks formed under high temperature and pressure) with veinlets and dissemination (finely spread minerals) having been traced over a strike length of almost a mile.

1700 soil samples were collected by representatives of the Company along the grid, which were assayed for gold and base metals indicating what management of the Company believes to be promising results. Rock samples were collected over the prospected areas with numerous samples showing significant mineral content with some gold numbers reaching a high of 158 grams per ton gold, 94 grams per ton and gold, 82 grams per ton gold, along with excellent zinc, copper and silver numbers (massive to semi-massive sulfides). A chip sample was cut over the main Property’s gold deposit that shows an average of 7.1 grams per ton gold over 27feet.

Plan of Operations

Group History and Development
The Company explores for gold deposits in the province of Newfoundland, Canada and has plans to expand operations throughout North America. There can be no assurance that these plans will be implemented or, if implemented, that any will be successful.

The principal objective of the Company is to create a portfolio of gold assets. It will seek to locate, ascertain the value of, acquire, develop and finally sell these assets. Newfoundland is considered by some to be of high potential in Canada at this time. Management of the Company intends to focus on gold properties with a view to purchasing all or a portion of already producing gold mines, provided that the requisite financing can be obtained by the Company. To date, the Company has acquired approximately 14,000 acres, or 21 square miles, of gold and other mineral properties.

Management aims to have the Company become one of Canada’s most efficient and profitable precious and base metal exploration companies. In order to be able to meet this objective, the Company must raise the requisite financing; management is currently examining the Company’s opportunities with respect thereto but expects that the Company may engage in a sale of its securities. No agreement is presently in place for any such financing and there can be no assurance that any such financing will ever occur.

If the Company is able to secure the requisite financing, management will initially concentrate on increasing its exploration of the Property and other gold properties and, if any such other properties other than the Property are identified, seek to ascertain the value of these properties with a view to their acquisition. Management believes that further in-depth exploration on such properties, if found and acquired, is a critical factor in enhancing the Company’s ability to discover minerals, if any, at such properties. If potentially valuable sources of minerals are identified, the Company will perform a feasibility study of the properties and then seek to sell them to one or more of the major mining companies. Management hopes that this strategy will enable the Company to achieve long-term sustainable growth.

Sales and Marketing
Management believes that its customers consist essentially of other mining companies looking for properties to include in their mining and production programs. Management believes that its relationship with certain of the potential customers will assist the Company in implementing its business plan.

The price of each property is determined by the anticipated amount and value of minerals it contains. If management is able to acquire a pool of gold assets, management expects that it would attempt to sell them to a major mining company that would then bring the property into production.

Future Plans
Management expects to seek to raise between $1,000,000 to $2,000,000 per year for operating costs to be incurred in connection with identifying and ascertaining the value, if any, of any additional properties. During this time, management anticipates that the Company will also be developing additional information on the Property and any other properties it is able to acquire. If management succeeds in doing so and further believes that market prices for the minerals will justify the activity, the Company will seek to enter into joint venture arrangements with, or sell all or a part of its interest in the properties to, certain parties such as major mining companies. Management hopes that the Company’s strategy will enable it to recoup its investment and generate capital to enabling it to expand its business and thus increase shareholder value.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive and Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive and Financial Officer has concluded that our current disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting. Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND 8K

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Kenneth Stead pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kenneth Stead pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT GOLD HOLDINGS CORP.

August 12, 2010	By:	/s/ Kenneth Stead

Kenneth Stead
(Principal Executive Officer and Principal Accounting Officer)