Form 10-Q
period 2010-09-30
Kat Gold Holdings Corp.
filed 2010-11-22
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐     No ☒

As of November 17, 2010, there were 163,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K filed with the SEC on April 7, 2010. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2009 and 2010 and the results of its operations and cash flows for the nine month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	(unaudited) 09/30/2010	(audited) 12/31/2009

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Security deposits	6,900	—

TOTAL CURRENT ASSETS	6,900	—

TOTAL ASSETS	$6,900	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$—

TOTAL CURRENT LIABILITIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 and 70,000 shares authorized, 163,644,500 and 2,645,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	163,645	2,645
Additional paid in capital	113,124,465	36,950
Deficit accumulated during development stage	(113,281,210)	(36,950)

TOTAL STOCKHOLDERS’ EQUITY	6,900	2,645

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,900	$2,645

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

					(unaudited) Cumulative Amount from Inception (December 5, 2005) to September 30, 2010

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

REVENUES:
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

EXPENSES:

Wages	62,504	—	124,045	—	124,045
Geologist and Geophysicist	22,790	—	83,906	—	83,906
Accounting and Legal	77,955	—	77,955	—	77,955
Office and other expenses	1,721	—	13,899	—	13,899
Claim Option agreements	22,500	—	22,500	—	22,500
Drilling and excavation	131,554	—	146,998	—	146,998
Travel and entertainment	9,517	—	11,693	—	11,693
Assay and related	3,020	—	63,264	—	100,214

Total expenses	331,561	—	544,260	—	581,210

Loss from operations	$(331,561)	$—	$(544,260)	$—	$(581,210)

Impairment of Handcamp division property purchase	—	—	(112,700,000)	—	(112,700,000)

Loss before income taxes	(331,561)	—	(113,244,260)	—	(113,281,210)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(331,561)	$—	$(113,244,260)	$—	$(113,281,210)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings, Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(unaudited)
	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares to be Issued	Common Stock to be Issued		Additional Paid-in Capital	Retained Deficit

Cumulative net losses since inception (December 5, 2005) through December 31, 2009	—	$—	2,644,500	$2,645	—		$—	$36,950	$(36,950)

Expenditures made by related party on company’s behalf	—	—	—	—	—		—	548,515	—

Purchase of Handcamp division property	—	—	161,000,000	161,000				112,539,000

Net loss for the Nine months ended September 30, 2010	—	—	—	—	—		—	—	(113,244,260)

Balances, September 30, 2010	—	$—	163,644,500	$163,645		$		$113,124,465	$(113,281,210)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	(unaudited) 2010	(unaudited) 2009	(unaudited) Cumulative Amount from Inception (December 5, 2005) to September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,244,260)	$—	$(113,281,210)
Adjustments to reconcile net loss to net cash provided by
(used in) operations:	—	—	—
Recapitalization of equity due to reverse merger	2,645	—	2,645
Impairment of Handcamp estimated value	112,700,000	—	112,700,000
Changes in operating assets and liabilities:
Security deposits	(6,900)	—	(6,900)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(548,515)	—	(585,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	548,515	—	585,465

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	548,515	—	585,465

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	—	—

END OF THE PERIOD	$—	$—	$—

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property through the issuance of 161,000,000 common shares of which 65,000,000 were issued on June 4, 2010 and 96,000,000 were issued on September 14, 2010, and the related write-down due to impairment of the estimated value as future cash flow is an uncertainty	$112,539,000	$—	$112,539,000

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.) (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity

Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. As of this quarterly report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis. The Company is currently awaiting the results of these core samples.

The Company has not yet earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

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

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

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

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.) (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In September 2009, FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the nine months ended September 30, 2010.

As a result of the Company’s implementation of the Codification during the nine months ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after September 15, 2009 and did not impact the Company’s financial statements. The Company evaluated subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the Nine months ended September 30, 2010 and 2009 are summarized as follows:

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

Management’s plans with regard to these matters encompass the following actions: 1) to raise financing to enable it to continue its locate, explore and develop mineral properties as well as to generate working capital, and 2) to sell mineral properties that it has located, explored and developed by attempting to enter into joint ventures with, or to sell interests in any property it manages to develop to, a major mining company. The Company’s continued existence is dependent upon its ability to resolve its lack of liquidity and begin generating profits in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 4 DEVELOPMENT STAGE RISK

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010

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

NOTE 5 MATERIAL EVENT (PURCHASE OF HANDCAMP PROPERTY)

During the nine months ended September 30, 2010, the Company acquired (the “Acquisition”) 100% of “Handcamp,” a gold property, from Kat Exploration, Inc. (“KATX”) in exchange for 161,000,000 shares of the Company’s common stock.

Under the terms of the agreement governing the Acquisition, the Company issued 65,000,000 shares of its common stock to KATX on September 4, 2010, and the remaining 96,000,000 shares of its common stock were issued to KATX on September 14, 2010.

The shares were valued at $0.70 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $112,700,000. The Company’s management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

NOTE 6 MATERIAL CONTRACTS

KATX entered into a Diamond Drilling Contract dated February 24, 2010 in which Cabo Drilling (Atlantic) Corp. agreed to provide certain drilling services at the Handcamp property. The contract covered various rates, which in the opinion of management represented market value rates, for mobilization and demobilization, overburden penetration (pipe and casing), core drilling, surveys and tests, etc. A security deposit of $10,000 was made prior to commencement of mobilization and services were provided under this contract from July through September 2010 and all such services were paid for by KATX on behalf of the Company as it acquired rights to the property in June 2010.

NOTE 7 INCREASE IN AUTHORIZED COMMON SHARES

On July 7, 2010, the board of directors of the Company and shareholders owning a majority of its issued and outstanding shares of common stock of the Company voted to approve (i) an increase in its authorized common shares to 500,000,000 shares and (ii) a change in the Company’s name to Kat Gold Holdings Corp. to better reflect the nature of its operations. The Company’s articles of incorporation were amended accordingly on August 2, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements that are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, demand and acceptance of services, changes in governmental policies and regulations, economic conditions, the impact of competition and pricing, and other risks defined in this document and in statements filed from time to time with the Securities and Exchange Commission (the “SEC”). All such forward-looking statements, whether written or oral, and whether made by or on behalf of Kat Gold Holdings Corp., are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, Kat Gold Holdings Corp. disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview
Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010 the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. As of this quarterly report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis. The Company is currently awaiting the results of these core samples.

The Company has no material income and/or assets other than Handcamp and has cumulative losses from its inception through September 30, 2010 of approximately $113,000,000. The Company is a natural resources exploration stage company formed for the purpose of discovering and exploring mineral properties. The Company is currently focused on the mining and resources sector and intends to attempt, subject to, among other factors, its ability to obtain substantial financing, to continue to increase its holdings of gold and other precious metals. The principal objective of the Company is to attempt to locate, mine for and sell mineral properties. It is the Company’s objective to attempt to take advantage of the increased value of precious metals and to generate joint venture clients, and in so doing to become an efficient and profitable, precious metals exploration and mining company. In pursuing this goal, management of the Company currently intends to concentrate any funds it is able in the future to obtain, if any, to explore areas that management believes will have mineral resources. Management’s current plan, subject to other items such as obtaining sufficient capital for the operation of the Handcamp, is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, management believes, will determine the extent of the deposit along with its value.

Plan of Operations
The Company’s business strategy includes attempting to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

The Company intends to build its business through the exploration and development of the existing Handcamp gold property, the attempted discovery, acquisition, exploration, staking and development of future gold properties and the acquisition of producing gold properties. The Company’s business strategy is expected in the future to include attempting to diversify its revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. The Company plans to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties it discovers, acquires and is able to pursue, assuming that it is able to raise the requisite financing for such activities. While its head office and the Handcamp gold property are both located in the Province of Newfoundland and Labrador, the Company has not limited itself geographically with respect to future properties.

Sale of Properties
The ultimate objective of the Company is to sell mineral properties that it has located, explored and developed by attempting to enter into joint ventures with, or to sell interests in any property it manages to develop, a major mining company; the Company expects that such a company, should the opportunity arise, will in all likelihood make the decision whether to enter into a joint venture or to purchase a property in its discretion. The Company believes that the stage at which the interest of a major mining company is likely to be elicited is very subjective and subject to numerous facts and circumstances that cannot be predicted by the Company with any significant confidence. However, the Company believes that such companies have in the past become interested in a mining property based solely on the discovery of one promising drill hole having, in the opinion of such mining company, significant potential to contain substantial economic value.

Irrespective of any interest shown by any such company, if any, the Company does not anticipate that its own activities will extend beyond conducting a preliminary feasibility study, where such study is defined as having (i) established that a particular mining project appears viable, and (ii) concluded that an effective method of mineral processing can be adopted and is reasonably likely, in the reasonable opinion of a qualified person, to lead to the determination that all or a part of the mineral resource can be classified as a mineral reserve.

Cash Requirements
The Company operates with virtually no capital. Since the acquisition of the Handcamp property, the Company has funded an exploration program using investment capital from Kat Exploration, Inc. (“KATX”), its majority shareholder. The Company is currently attempting to raise sufficient funds to fund further exploration. The Company estimates that it will require an additional $1,000,000 to fund exploration work on the Handcamp property as well as for working capital. The Company is in discussions with prospective investors to provide such funding and anticipates that the receipt of such funds would enable it to satisfy its cash requirements for a period of six (6) months. The Company has no long term debt and has been able to meet its past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

In order to finance further exploration beyond the time period discussed immediately above, the Company believes that it will need to raise a minimum of $1,500,000, which the Company anticipates would enable it to satisfy its cash requirements for a period of twelve (12) months; however, there can be no assurance that such amount would be sufficient to enable the Company to fully fund its anticipated cash requirements during such period. In addition, there can be no assurance that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to the Company, if at all. Should the Company be unable to raise sufficient funds, it may be required to curtail its operating plans if not cease them entirely. There can be no assurance that the Company will be able to operate profitably on a consistent basis, or at all, in the future.

None of the above figures refer to the financing that would be required to be raised by the Company in order for it to contemplate making acquisitions of any other gold properties. While the Company’s business strategy includes acquiring additional gold properties, if possible, the Company has no present intention to acquire additional properties from KATX or any other source and does not in any event presently have the means to make any further acquisitions. The Company would have to raise additional financing over and above the sums discussed above in order to contemplate making acquisitions of any other gold properties. There can be no assurance that the Company will be able to acquire any gold properties in addition to the Handcamp property.

Liquidity and Capital Resources
The Company had no cash balances as of the date of this quarterly report. The Company’s principal source of funds has been capital contributions supplied by KATX, the Company’s majority shareholder.

Cash flow from operations.
To date, the Company has generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by KATX, the majority shareholder, aggregated $585,465 as of September 30, 2010.

Should the Company be unable to obtain further capital contributions from KATX or otherwise raise sufficient funds, it will be required to curtail its operating plans if not cease them entirely. KATX has extremely limited capital available. There can be no assurance that the Company will receive further capital contributions from KATX in the future or otherwise generate the necessary funding to operate or develop its business.

Mineral Rights
The acquisition of mineral rights in the province of Newfoundland and Labrador (the “Province”) is by online map staking through the Province’s Mineral Rights Administration System, known as MIRIAD. A mineral license gives the licensee the exclusive right to explore for minerals in, on or under the area of land described in the license. A mineral exploration license is issued for a five-year term and may be renewed and held for a maximum of twenty years, provided the required annual assessment work is completed, reported and accepted by the Department of Natural Resources of the Province of Newfoundland and Labrador, and the renewal fees area paid. A license holder has the right to convert any part of the mineral license to a mining lease provided all provisions of Section 31 of the Mineral Act of the Province of Newfoundland and Labrador are met. KATX has received and is in possession of all the licenses, grants and other governmental approvals required to operate its business, all of which licenses, grants and approvals are, to the extent necessary, in the process of being assigned to Kat Gold. The cost of obtaining such governmental approvals is presently insignificant.

Going Concern
As of the date of this quarterly report, there is substantial doubt regarding the Company’s ability to continue as a going concern as it has not generated sufficient cash flow to fund its proposed business. The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations or successfully raise the financing required to develop its proposed business. As a result of these and other factors, the Company’s independent auditor has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s future success and viability, therefore, are dependent upon its ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and its shareholders.

Management’s plans with regard to these matters include, but are not limited to, the following actions: (i) obtaining funding from new investors to alleviate the Company’s working deficiency, and (ii) implementing a plan to generate sales. The Company’s continued existence is dependent upon its ability to resolve its liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The Company’s financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Variables and Trends
Other than the current exploration of the Handcamp gold property, the Company has no operating history with respect to its exploration, acquisition and development of gold properties. However, KATX and certain of the officers and directors of the Company, including Ken Stead, Timothy Stead and Wayne Pickett, have significant mining exploration, acquisition and development experience. In the event that the Company is able to obtain the necessary financing to move forward with its business plan, the Company expects that its expenses will increase significantly as it attempts to grow its business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Commitments
As of this quarterly report, the Company’s only material capital commitment was the continued funding of the exploration of the Handcamp gold property. It is anticipated that any further capital commitments that may be incurred will be financed principally through the issuance of securities of the Company. However, there can be no assurance that additional capital resources and financings will be available to the Company on a timely basis, on acceptable terms, or at all.

Off Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed with the SEC pursuant to the Securities Exchange of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any set of disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s chief executive and financial officer concluded, for the quarterly period ended June 30, 2010, that the Company’s disclosure controls and procedure were not effective. Since that date, however, the Company has improved the effectiveness of its disclosure controls and procedures by taking certain steps including, but not limited to: (i) initiating activities to regularly evaluate and, where necessary, enhance the effectiveness of such disclosure controls and procedures, and (ii) hiring a chief financial officer whom management believes to be qualified to act as such on behalf of a publicly reporting company at the Company’s stage of development.

As a result, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2010. Based on such evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting. The Company’s management has evaluated whether any change in its internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in the Company’s internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND 8K

(a)	Exhibits furnished as Exhibits hereto:

Exhibit No.            Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT GOLD HOLDINGS CORP.

November 22, 2010	By:	/s/ Kenneth Stead

Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

November 22, 2010	By:	/s/ David M. Barnes

David M. Barnes, Chief Financial Officer
(Principal Accounting Officer)