Form 10-K
period 2010-12-31
Kat Gold Holdings Corp.
filed 2011-04-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2010

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 000-53450

KAT GOLD HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3759675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1149 Topsail Rd., Mount Pearl, Newfoundland, A1N 5G2, Canada

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (709) 368-9223

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐                        Accelerated Filer    ☐                       Non-Accelerated Filer    ☐                        Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 23, 2011, based upon the $0.15 per share closing price of such stock on that date, was $57,065. There were 163,644,500 shares of common stock outstanding as of April 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	37

SIGNATURES	39

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.	BUSINESS.

Company Background
Our company, formerly known as Bella Viaggio, Inc., is a development stage company incorporated in the State of Nevada on June 6, 2007. On April 28, 2010, Kenneth Stead, an individual acquired 2,043,333 shares of our common stock from Ronald A. Davis and Ronald G. Brigham for an aggregate purchase price of $275,272. Simultaneously therewith, Mr. Stead purchased an additional 220,667 shares of our common stock from eleven other shareholders of our company. Consequently, Mr. Stead paid an aggregate purchase price of $305,000 for the 2,264,000 shares of our common stock, which constituted approximately 85.6% of all shares of our common stock then issued and outstanding. The foregoing share acquisition resulted in a change in control of our company.

On June 4, 2010, pursuant to an acquisition agreement dated as of May 28, 2010 by and between our company and Kat Exploration, a company organized under the laws of Nevada, we acquired 100% of the mineral rights that Kat Exploration then held in and to “Handcamp,” a gold property located in the Province of Newfoundland and Labrador, Canada. We issued 161,000,000 shares of our common stock to Kat Exploration, Inc. for the mineral rights that it had previously held in and to Handcamp. As a result of this transaction, we became virtually wholly owned by Kat Exploration and hence refer to it in this annual report as “our parent company.”

As disclosed under the heading “Mineral Rights Acquisition - Province of Newfoundland and Labrador,” acquisition of mineral rights in the province of Newfoundland and Labrador (the “Province”) is by online map staking. Our parent company staked an aggregate of 226 claims to Handcamp. These claims, which form a part of four separate exploration licenses, constitute exclusive legal rights to explore for minerals on Handcamp and were conveyed by our parent company to us pursuant to the acquisition agreement. If we discover a mineral deposit on Handcamp, we would be entitled to convert the licenses into mining leases; we presently intend to convert any applicable licenses into leases if and when we discover any such deposits. However, no such conversion is permitted until a deposit is discovered. Given that the licenses are issued for a minimum of five years, we presently have all the rights we could conceivably need for the foreseeable future. Notwithstanding the foregoing, there can be no assurance that a mineral deposit will ever be discovered on Handcamp.

Following our acquisition of Handcamp, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010 our name was changed to Kat Gold Holdings Corp. As of the date of this annual report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp.

Our common stock is eligible for quotation on the OTC BB. Despite the recent change in our name, our common stock remains quoted under the symbol BVIG. Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2. Our telephone number is (709) 368-9223.

We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since our inception, we have not, other than as described below, made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations and we have no subsidiaries. Our fiscal year end is December 31.

Overview
We have no material income and/or assets other than Handcamp and have cumulative losses from inception through December 31, 2010 of approximately $113,000,000. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend, subject to our ability to obtain substantial financing, to continue to increase its holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties.

The Handcamp Property
On June 4, 2010, we acquired 100% of the mineral rights that our parent company then held in and to Handcamp. Handcamp is located approximately 20 miles north of Badger, central Newfoundland and 6 miles northeast of an abandoned copper mine. Abandoned logging roads run through Handcamp, which we believe will allow for accessibility and mobility of heavy equipment.

One 50-yard wide mineralized zone lies within a strata-bound (rock layers) structurally complex zone which lies near a major east-directed thrust within the Roberts Arm Group (volcanic rocks) and is reflected in folding, shearing (fracturing) and mylonite (fine-grained, compact rock) development. Superimposed on the volcanogenic sulfide mineralization is epigenetic (formed after the rocks were laid down) disseminated gold mineralization. We believe that the optimal sulfide mineralization is associated with sericite schist (rocks formed under high temperature and pressure) with veinlets and dissemination (finely spread minerals) having been traced over a strike length of almost a mile.

Handcamp consists of 4 contiguous claim blocks totaling 226 claims, for an area of 5,650 hectares (56.5 square km). It is located less than 2,000m east of the Trans Canada Highway (TCH), about 15 km south of South Brook, a small community situated near the south end of Halls Bay along the north coast of Newfoundland, Canada (See “Figure 1”). Driving time from St. John’s, the capital of Newfoundland, to Handcamp is approximately 6 hours. A regional airport is located at Deer Lake 115 km west along the Trans Canada Highway. Gravel roads provide access to Handcamp from the highway (See “Figure 2”). An electrical transmission line parallels the Trans Canada Highway and passes within 1,500m of Handcamp.

1,700 soil samples were collected by representatives of our company along the grid, which were assayed for gold and base metals indicating what our management believes to be promising results. Rock samples were collected over the prospected areas with numerous samples showing significant mineral content with some gold numbers reaching a high of 158 grams per ton gold, 94 grams per ton and gold, 82 grams per ton gold, along with excellent zinc, copper and silver numbers (massive to semi-massive sulfides). A chip sample was cut over the main piece of the Handcamp property’s gold deposit that shows an average of 7.1 grams per ton gold over 27 feet.

Ownership
Mineral rights to Handcamp that we hold currently include licenses 017308M, 017917M, 017485M, and 011745M. License number, location, license status, work deadlines and exploration expenditure requirements are summarized in Table I and shown on Figure 2.

Please see the section entitled “Mineral Rights Acquisition - Province of Newfoundland and Labrador” for information on the acquisition of mineral rights and a description of staking procedures and assessment requirements for exploration licenses in the Province.

Table I: Handcamp Claims

License	Location	Status	# Claims	Stake Date	Work Due	Required Expenses	Mapsheets

017308M	Rocky Pond	ISSUED	86	19/01/2010	19/04/2011	$17,200.00	12H/08
017917M	Rocky Pond	ISSUED	77	26/07/2010	24/10/2011	$15,400.00	12H/08
017485M	Rocky Pond	ISSUED	52	05/03/2010	06/06/2011	$10,400.00	12H/08
011745M	Rocky Pond	ISSUED	11	31/12/2003	04/04/2011	$2,200.00	12H/08

Total:			226			$45,200

Figure 1: Location of the Handcamp Property

Geology
Handcamp occurs in the Lower to Middle Ordovician (476 to 473 million years before present) Roberts Arm Group (the “Group”) a steeply dipping west to northwest facing sequence of dominantly submarine volcanic and related sedimentary rocks (See “Figure 2”). The Group is overlain by the younger Springdale Group consisting of sub-aerially deposited volcanic rocks and terrestrial sedimentary rocks. The volcanic and sedimentary rocks are intruded by younger granitic rocks.

Rocks exposed near Handcamp are predominantly dark greenish-grey to reddish-brown and black mafic volcanic rocks accompanied by lesser felsic volcanic rocks and locally interlayers of chert and fine grained sedimentary rocks. The rocks trend roughly east-northeast at an azimuth of about 20° and typically dip to the west.

Mineralization at Handcamp consists of pyrite (iron sulfide) and sphalerite (zinc sulfide) with minor galena (lead sulfide) and chalcopyrite (copper-iron sulfide), minerals which are associated with elevated concentrations of gold, silver, lead and zinc. The gold- and silver-bearing sulfide mineralization on Handcamp occurs in patches, lenses, veinlets and disseminations hosted by a 30 to 50m thick sequence of altered fine grained sedimentary rocks, red and white chert and altered felsic and chloritized, silicified mafic tuff. The mineralized zone has been traced for approximately 1,200m and is approximately 50m wide. The zone has been intersected to a vertical depth of approximately 185m.

565,000 mE
570,000 mE
5,465,000 mN
5,460,000 mN
5,455,000 mN
N
Lic. 017917M
Lic. 017485M
Trans Canada Highway
Transmission Line
2010 Exploration Area
See Figure 3
Lic. 011745M
DDH 004
DDH 012
Lic. 017308M
Gravel Roads
0
1
2
kilometers

Figure 2: Handcamp Claims

Previous Exploration
The area in which Handcamp is located has had a sporadic history of exploration and development since discovery of the Handcamp gold and base metal prospect in 1928. Trenching was carried out on the prospect in 1930 and six short drill holes were completed in 1941. Orenada Mines Ltd. conducted a short 14-hole drilling program on the prospect in 1956. Geophysical surveys including magnetic and electromagnetic surveys were conducted on Handcamp between 1956 and 1977. From 1977 to 1979 Falconbridge Ltd. carried out geological, geochemical and geophysical surveys in the prospect area followed up by trenching and a nine-hole diamond drilling program. During 1982, US Borax Ltd. and Pacific Coast Mines Inc. carried out an induced polarization geophysical survey and subsequently a seven drill hole approximately 684 m drilling program.

Results of the previous exploration returned generally encouraging results that prompted our parent company to option Handcamp in 2006 from certain prospectors. At that time, our parent company established an approximately 2 km by 2 km exploration grid centered on Handcamp. Soil sampling on the grid revealed elevated concentrations of gold, copper and zinc related to the main structure on Handcamp as well in an area on the west side of the grid along a chain of small ponds. Several rock samples collected in the area also returned elevated gold. Handcamp was returned to the vendors in 2007. A high resolution airborne magnetic survey completed by the Geological Survey of Canada in 2008 revealed the presence of northeast-trending magnetic structures, one of which coincides with the location of Handcamp.

Current Exploration
During 2009, our parent company once again optioned Handcamp from the prospectors. Exploration completed by us and our parent company during 2010 included two induced polarization (“IP”) geophysical surveys, trenching and diamond drilling, the latter focusing on the northeast trending structure that includes Handcamp. Induced polarization surveys, especially the chargeability measurements, are useful for detecting conductive minerals such as pyrite (iron sulfide) or chalcopyrite (copper-iron sulfide) disseminated in rocks below the surface.

Results of the induced polarization survey carried out on the exploration grid established in 2006 successfully traced the mineralized structure containing Handcamp along a length of approximately 1,200m (See “Figure 3”). Other IP chargeability anomalies were detected parallel to that containing Handcamp, including one that coincides with elevated gold and copper concentrations in soil samples near the chain of small lakes on the west side of the exploration grid. On the southern portion of the surveyed area, the suspected mineralized zone on Handcamp appears to bifurcate, or split into two structures.

Trenches were completed on IP targets along this suspected mineralized zone to verify the presence of mineralization. The trenches locally exposed mineralization that contained elevated gold, silver lead and zinc concentrations along a length of approximately 600 m with widths of up to 20 m. A chip sample across the main part of Handcamp showing returned a weighted average of 7.3 g/ton (ppm) gold over 8.5 m. A total of 1,640 m of diamond drilling in 12 drill holes was completed as part of the 2010 exploration program on Handcamp.

Eleven of the holes were located in three fences spaced at approximately 250 to 300m intervals, the central fence located near Handcamp. The 12th hole was located about 600m south of Handcamp and was drilled to test the southern extension of the IP anomaly. All of the drill holes successfully intersected alteration and mineralization associated with Handcamp. Estimated true widths of the mineralized zone intersected vary from 15 to 50m. The structure was tested to a vertical depth of 185m, or approximately 135m below intersections completed during previous drilling by US Borax and Falconbridge along Handcamp. Anomalous values of gold, silver, lead and zinc were intersected in all of the holes.

Figure 3: Handcamp IP anomalies and outline of gold-in-soil anomalies, pink areas show areas underlain by rocks that are highly chargeable i.e. probably contain elevated amounts of disseminated metallic minerals such as pyrite (iron sulfide) and/or chalcopyrite (copper-iron sulfide). The areas outlined in white/blue lines show areas that have elevated concentrations of gold in the soil. North is toward the top of the map parallel to the vertical lines.

Phase I Exploration Expenditures
Details of expenditures related to Phase I exploration aggregating approximately $392,000 are presented in Table II.

Phase II
The objectives of the next phase of exploration are: to test for further extension of mineralization related to the Handcamp mineralized zone; to drill test other targets already identified in the area; and potentially identify new ones as a result of geophysical, geological and geochemical surveys to be carried out on extensions of the existing grid. As part of Phase II, a program has already been initiated to include 73km of line-cutting (completed), to be followed up by soil sampling, geological mapping, prospecting, IP surveys and diamond drilling (See “Figure 4”). Soil sampling is to be completed on the extended grid in an effort to locate exploration targets for follow-up exploration. An IP survey will be completed as a priority along with follow-up prospecting and geological mapping on targets identified by the geophysical and geochemical surveys. Further trenching may be required in local areas to facilitate mapping. An enhanced drilling program (3,000m) is also planned that will include testing mineralization to the south where it appears to improve, as well as other targets identified from results of the geophysical and geochemical surveys already completed. It will also include holes to the north and west contingent on additional targets that may be identified by the induced polarization and soil geochemical surveys.

Further exploration beyond Phase II is contingent upon positive results from that phase. If warranted, a multi-phase exploration program will be carried out with the initiation of each new phase being contingent on positive results from the previous phase. Continued positive results from the multi-phase exploration program would lead ultimately to a third party pre-feasibility study and production decision.

Expenditures of approximately $4.5 million are anticipated to be required to complete Phase II and Phase III, where implementation of Phase III will be contingent on the success of Phase II. We believe that additional expenditures in the approximate aggregate amount of $6.5 million will be required in order to advance a mineral deposit or deposits on Handcamp, if any, to the stage of the completed pre-feasibility study referred to above. Should any of the exploration phases prove unsuccessful at Handcamp, any financing raised for the execution of the work could be redirected to other projects. At present, however, we have identified no other projects. A budget outlining estimated costs for Phase II and Phase III is presented below as Table III.

5,462,000 mN
5,460,000 mN
5,458,000 mN
5,456,000 mN
566,000 mE
568,000 mE
L25N
L23N
L21N
L19N
L17N
L15N
L13N
L11N
L10N
L09N
L07N
L08N
L05N
L06N
L03N
L04N
L01N_B
L01N_A
L02N
L00
L01S_B
L01S_A
L03S_B
L02S
L03S_A
L04S_B
L04S_A
L05S
L06S
L07S
L08S
L09S
L10S
L11S
L12S
L13S_B
L13S_A
L15S
L17S
L19S_B
L19S_A
L21S
L23S
L25S
L27S
TL09W
TL14W
BL00
Induced Polarization (IP)
Anomalies
Previous Geophysical Survey
Kat Gold Corp.
HandCamp
Grid Expansion
Figure 4

Figure 4: Handcamp grid expansion

Table II: Handcamp Property: Phase I Exploration: Expenditure Summary

Expenses incurred during Phase I exploration including IP, trenching and drilling on Handcamp in 2010 on mineral license 011745M.

Salaries and Related Costs	$80,813.22

Geophysics	$27,120.00

Onsite Facilities/Supplied Labor	$7,320.00

Geological and Related Consultants	$49,696.42

Trenching	$14,345.00

Drilling	$130,627.93

Field Expenses	$19,906.39

Transportation	$7,314.92

Analytical	$49,768.40

Compilation of Previous Data and Information	$4,110.00

Total Phase I Expenditures	$391,022.28

Table III: Handcamp Budget

Phase II				$1,145,000

Phase III				$3,281,250

			Total	$4,426,250

Handcamp Property Phase II	No.	Units	Cost per Unit	Amount

Project geologist ($ 500/day x 120 days)	1	#######	$500/day	100,000

Assistant ($ 300/day x 120 days)	1	#######	$300/day	60,000

Prospectors ($ 300/day x 120 days x 2)	2	#######	$300/day	72,000

Geophysical interpretations ($ 5000 x 2)	1		##################	5,000

GIS compilation				50,000

Line-cutting ($ 500/km x 70)		70 km	$500/km	35,000

IP survey ($ 2000/km x 40 km)		50 km	$2000/km	100,000

Diamond drilling ($ 120/m x 5,000m)		3000 m	$120/m	360,000

Analysis (rock & soil)		1600	$40/analysis	64,000

Accommodation & food; transportation				20,000

Rentals & purchases				50,000

Subtotal				916,000

Supervision (15%)				137,400

Contingency (10%)				91,600

Total				$1,145,000

Phase III - Contingent upon positive results from Phase II

	No.	Units	Cost per Unit	Amount

Project geologist ($ 500/day x 120 days)	1	300	$500/analysis	150,000

Assistant ($ 300/day x 120 days)	1	300	$300/analysis	90,000

Prospectors ($ 300/day x 120 days x 2)	2	100	$300/analysis	60,000

Diamond drilling ($120/m x 5,000m)		16000	$120/analysis	1,920,000

Analysis (rock & soil)		7000	$40/analysis	280,000

Accommodation & food; transportation				50,000

Rentals & purchases				75,000

Subtotal				2,625,000

Supervision (15%)				393,750
Contingency (10%)				262,500

Total				$3,281,250

Quality Assurance/Quality Control
All of the work completed during the exploration by our parent company and ourselves during 2010 was supervised by a professionally qualified on-site geologist unless stated otherwise. The geologist was present during all of the trenching and related interval chip and channel sampling. The drill core was logged in a secure facility in South Brook. All samples were submitted to Eastern Analytical Ltd where they were analyzed by Fire Assay for gold and for various other elements by 11 and 30 element ICP. Every 20th sample pulp (30 samples) and a suite of 10 samples that returned high gold analysis were obtained from Eastern and sent to Accurassay Ltd. in Gambo, Newfoundland, a different company, as a check on the results to conform to QA/QC protocols consistent with NI 43-101. Work was completed in 2010 under the supervision of Jim Weick and Wayne Pickett, both qualified professional geologists (P.Geo.) registered with the Professional Engineers and Geoscientists of Newfoundland and Labrador (PEG-NL).

Glossary of Certain Terms

Felsic rock
High content of silicon, with predominance of quartz, alkali feldspar and/or feldspathoids: the felsic minerals; these rocks (e.g., granite, rhyolite) are usually light colored, and have low density

Mafic rock
Lesser content of silicon relative to felsic rocks, with predominance of mafic minerals pyroxenes, olivines and calcic plagioclase; these rocks (e.g., basalt and gabbro) are usually dark colored, and have a higher density than felsic rocks

Tuff
A rock composed of compacted volcanic ash varying in size from fine sand to coarse gravel; at Handcamp the tuffs were probably deposited subaqueously

Chlorite
A generally green or black secondary mineral (Mg, Fe, Al) 6(Si, Al) 4O10 (OH) 8, often formed by metamorphic or hydrothermal alteration of primary dark rock minerals, resembles mica

Chloritization
The introduction of, production of, replacement by, or conversion into chlorite

Silicification
To become converted into or impregnated with silica

Induced polarization (IP)
Induced polarization (IP) is a geophysical imaging technique used to identify subsurface materials, such as disseminated conductive minerals like pyrite (iron sulfide). The method is similar to electrical resistivity tomography, in that an electric current is induced into the subsurface through two electrodes, and voltage is monitored through two other electrodes.

Time domain IP methods measure the voltage decay or chargeability over a specified time interval after the induced voltage is removed. The integrated voltage is used as the measurement.

Frequency domain IP methods use alternating currents (“AC”) to induce electric charges in the subsurface, and the apparent resistivity is measured at different AC frequencies.

Electromagnetic survey (“EM”)
Measurement of the apparent resistivity of the sub-surface by recording the response of a secondary electrical field induced by the pulsing of a current through a fixed or mobile loop. Used in mineral exploration to detect conductive materials such as massive sulfides, graphite-rich rocks are also detected by EM surveys

Magnetic survey
When carrying out a magnetic survey, airborne or ground magnetometers are used to search for magnetic anomalies in the Earth’s magnetic field. The anomalies are an indication of concentrations of magnetic minerals such as magnetite, pyrrhotite and ilmenite in the Earth’s crust. The survey is useful in differentiating different rocks types that have different concentrations of magnetic minerals as well as detecting concentrations of magnetic minerals such as pyrrhotite (iron sulfide) that may be associated with other minerals of economic interest such as chalcopyrite (copper iron sulfide), sphalerite (zinc sulfide) and/or galena (lead sulfide)

Mineral Rights Acquisition - Province of Newfoundland and Labrador

General
Acquisition of mineral rights in the Province is done by online map staking through its Mineral Rights Administration System, known as MIRIAD. In order to stake claims, one must be at least 19 years of age or a corporation, and must be registered with the Mineral Claims Recorders Office. A prospector’s license is not required to stake claims or conduct mineral exploration in the Province. Our parent company staked an aggregate of 226 claims to Handcamp. These claims, which form a part of four separate exploration licenses, constitute exclusive legal rights to explore for minerals on Handcamp and were conveyed by our parent company to us pursuant to the acquisition agreement. If we discover a mineral deposit on Handcamp, we would be entitled to convert the license into a mining lease; we presently intend to convert any applicable licenses into leases if and when we discover any such deposits. However, no such conversion is permitted until a deposit is discovered. Given that the licenses are issued for a minimum of five years, we presently have all the rights we could conceivably need for the foreseeable future. Notwithstanding the foregoing, we cannot assure you that a mineral deposit will ever be discovered on Handcamp.

Land Tenure
A mineral license gives the licensee the exclusive right to explore for minerals in, on or under the area of land described in the license. A mineral exploration license is issued for a five-year term and may be renewed and held for a maximum of twenty years, provided the required annual assessment work is completed, reported and accepted by the Department of Natural Resources of the Province, and the renewal fees area paid. A license holder has the right to convert any part of the mineral license to a mining lease provided all provisions of Section 31 of the Mineral Act of the Province are met.

Fees
The cost to stake a claim if $60: this includes a $10/claim recording fee and a $50/claim security deposit. The security deposit is refundable upon submission and acceptance of the first-year’s assessment report. The required annual assessment work increases from year to year as outlined below:

Year		Dollar amount per claim
First	—	$200
Second	—	$250
Third	—	$300
Fourth	—	$350
Fifth	—	$400
Sixth through Tenth inclusive	—	$600
Eleventh through Fifteenth inclusive	—	$900
Sixteenth through Twentieth inclusive	—	$1,200

Renewal Fees	—
Fifth Year	—	$25
Tenth Year	—	$50
Fifteenth Year	—	$100

Business Strategy
Our business strategy includes attempting to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend to build our business through the exploration and development of the existing Handcamp property; the acquisition, exploration, staking and development of future gold properties and the acquisition of producing gold properties. Our strategy is to diversify our revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. We plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities. While our head office and Handcamp are both located in the Province, we have not limited ourselves geographically with respect to future properties. We are committed to examining all promising and viable properties that come to our attention with a particular interest in North American properties.

Our search for producing gold properties has been directed towards small and medium-sized gold companies and properties. For purposes of our initial acquisitions, if any, we are seeking lower risk property interests. In building our portfolio of gold properties, we intend, subject to obtaining the requisite financing, to explore and stake new gold properties, acquire active gold producing properties as well as development stage gold properties. As we continue to develop our portfolio of interests, we will search for properties that have the following qualities:

•	At least developmental drilling exploration potential in proven producing areas and highly promising areas;

•	Significant additional production capacity in existing gold producing properties;

•	Further developmental potential; and

•	Those where we will have the ability to assume operatorship of existing gold producing properties.

Our ultimate objective is to sell any mineral properties that we have been able to develop to a major mining company, or to enter into joint ventures with it. We expect that such a company, should the opportunity arise, will in all likelihood make the decision whether to enter into a joint venture or to purchase a property in its discretion.

Our management hopes to develop relationships with certain major mining companies that could assist us in implementing our business plan; however, we cannot assure you that any such relationships will ever materialize. Management expects that the price of each property will be determined by the anticipated amount and value of minerals it contains. If our management is able to acquire a pool of gold assets, we expect that we would attempt to sell them to a major mining company that would then bring Handcamp into production.

We believe that the stage at which the interest of a major mining company is likely to be elicited is very subjective and subject to numerous facts and circumstances that we cannot presently predict with any significant confidence. However, we do believe that such companies have in the past become interested in a mining property based solely on the discovery of one promising drill hole having, in the opinion of such mining company, significant potential to contain substantial economic value.

Irrespective of any interest shown by such a company, if any, we do not anticipate that our own activities will extend beyond conducting a preliminary feasibility study, where such study is defined as having (i) established that a particular mining project appears viable, and (ii) concluded that an effective method of mineral processing can be adopted and is reasonably likely, in the reasonable opinion of a qualified person, to lead to the determination that all or a part of the mineral resource can be classified as a mineral reserve.

The Business of our Parent Company
The business of our parent company is very similar to our own. Our parent company conducts virtually identical operations as we do, with the sole exception that our business is concentrated on gold whereas the operations of our parent company comprise a wide variety of minerals, including gold. Our parent company entered into a Diamond Drilling Contract dated February 24, 2010 in which Cabo Drilling (Atlantic) Corp. would perform certain drilling on Handcamp. The work was completed in August of 2010 as part of Phase I.

Seasonal Access
The exploration for and development of gold properties depends on access to areas where exploration and operations are to be conducted. Seasonal weather variations, including frost and snow, affect access in certain areas. Accordingly, seasonal variations in weather patterns affect the ability to explore and access certain properties during certain times of the year.

Markets
We are currently in the exploration stage and have not generated revenues. We are not producing gold, nor do we have any customers. The availability of a ready market and the prices obtained for gold produced depend on many factors, including the extent of domestic production and imports of gold, the proximity and capacity of other gold properties, fluctuating demand for gold, the marketing of competitive metals, and the effects of governmental regulation on production and sales.

Competition
The strength of commodity prices has resulted in significantly increased industry operating cash flows and has led to increased exploration activity. This strength has increased competition for undeveloped lands, skilled personnel, access to drilling and other equipment, and access to processing and gathering facilities, all of which may cause drilling and operating costs to increase. Virtually all of our competitors are larger than we are and have substantially greater financial and marketing resources. In addition, virtually all of our competitors may be able to secure products and services from vendors on more favorable terms.

Government Regulation
Our operations will be subject to various types of regulation at the Canadian and United States federal, state, provincial and local levels. Such regulation includes: (i) requiring permits for drilling; (ii) implementing environmental impact practices; (iii) submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to exploration and production operations, and (iv) regulating the location of exploration, the method of exploration, the use, transportation, storage and disposal of fluids and materials used in connection with exploration and production activities, surface usage and the restoration of properties upon which exploration and production occur and the transporting of production.

Our operations, if any, will also be subject to various conservation matters, including the regulation of the location, size and production rate of gold properties. The effect of these regulations may limit the rate at which gold may be extracted from certain properties and the areas which we may access at one time.

Operations on properties in which we have or may acquire an interest are subject to extensive Canadian and United States federal, provincial, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment, restoration of properties and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and restoration costs. Other laws, rules and regulations may require the rate of gold production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, provincial and state laws often require some form of remedial action, such as closure of inactive pits and restorative measures.

We have received and are in possession of all the licenses, grants and other governmental approvals required for us to operate our business. Our cost of obtaining such governmental approvals is immaterial at the present time.

Employees
We currently have 6 employees, consisting of two geologists, two secretaries and two prospectors in addition to the individuals acting as officers as set forth hereinafter. None of such individuals is covered by a collective bargaining agreement. We have not experienced a strike or other adverse work stoppage due to organized labor.

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves significant risks. You should carefully consider the following risks and all other information set forth in this annual report before deciding to invest in our common stock. If any of the events or developments described below occurs, our business, financial condition and results of operations may suffer. In that case, the value of our common stock may decline and you could lose all or part of your investment.

Risks Related to our Company

Kenneth Stead, our chief executive officer, may have faced a conflict of interest in connection with our acquisition of Handcamp; the purchase price may not accurately have reflected the value of Handcamp
Kenneth Stead is our chief executive officer and a member of our board of directors. In addition, Mr. Stead is the president, a member of the board of directors and a controlling stockholder of Kat Exploration, our parent company. The price that we paid as well as the other terms of the agreement providing for our acquisition of Handcamp were determined solely by Mr. Stead based upon his belief of the fair value of Handcamp. There was no fairness opinion issued, nor was there a special committee of independent directors formed to evaluate the fairness of the transaction, whether to or on behalf of the stockholders of either our company or our parent company. Because Mr. Stead acted and negotiated on behalf of both entities, you must rely on his ability to put aside any conflict of interest he may have had, his independent judgment of the value of Handcamp as well as on his belief of the fair value of the shares of our common stock that we issued to our parent company in our acquisition of Handcamp. As a result, we cannot assure you that the acquisition of Handcamp was fair either to our company, our parent company and/or their respective stockholders.

Our relationship with our parent company may lead to a conflict of interest for our management
Kat Exploration, our parent company, owns approximately 98% of the shares of our common stock; as a result, our parent company exercises virtually complete control of our company. In addition, there are significant similarities between the two entities’ businesses. If a conflict between the best interests of our parent company and our company should arise, our parent company would be able to determine the outcome of any such conflict without regard to the best interests of our minority stockholders. For example, our parent company is the principal source of the capital contributions that are needed to develop Handcamp; if our parent company were unable to generate sufficient cash flow, it would be unlikely to maintain its policy of advancing capital to us; such an event would have a material and adverse effect on our business and financial condition.

In addition, the identity of the members of the two entities’ board of directors and their management is very similar. In the event of any conflict, therefore, there would be few if any individuals other than our chief financial officer available to speak for our interests whose own interests were not also aligned with those of our parent company, which may lead those individuals to favor the best interests of our parent company to the detriment of our own and our stockholders. In addition, the stockholder base of our parent company is much more extensive than ours is; to the extent that the individuals comprising the members of the boards of directors of the two entities face a conflict of interest between us and our parent company, such individuals may view their fiduciary duty to our parent company and its stockholders to be more compelling than the duty that they owe to us and our stockholders. Consequently, we cannot assure you that the members of our board of directors and management would act in our and our stockholders’ best interests.

We will require additional capital to pursue our business plan; if we are unable to raise sufficient capital to meet our needs, we may be required to cease operations; doubt about our ability to continue as a going concern
We have no material revenues, income and/or assets (other than Handcamp) and have cumulative losses from inception through December 31, 2010 of approximately $113,000,000. We have financed our operations since inception through private placements of our securities as well as capital contributions from our parent company. We will need to obtain additional financing to, among other things, fund any future exploration, mining and drilling projects that we attempt to undertake and for general working capital purposes. Any additional equity financing may be dilutive to our stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. We cannot assure you that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the condition of the capital markets, our capital structure, the development stage of our company, the lack of a market for our shares of common stock, and our company’s lack of profitability, all of which could impact the availability or cost of future financings. If we are unable to raise capital or sufficient capital to meet our needs, we may be required to cease operations. In addition, and as is also disclosed in our financial statements, these matters raise substantial doubt about our ability to continue as a going concern.

We are heavily dependent on our management and a loss of any member of our management, particularly of Mr. Kenneth Stead, would be severely detrimental to our prospects
We have a very limited management and number of employees. We are highly dependent on all members of our management, in particular on Mr. Kenneth Stead. Our future performance will be substantially dependent on the continued services of our management and the ability to retain and motivate them. The loss of the services of any of our officers or directors, particularly those of Mr. Stead, would materially and adversely affect our business and operations. At the present time, we have entered into no long-term employment agreements with any of our members of management or other key personnel and we do not maintain any “key-man” life insurance policies.

We may be exposed to risks relating to our disclosure controls and procedures and may need to incur significant costs to comply with applicable requirements
Based on the evaluation done by our management at June 30, 2010, management concluded that our disclosure controls and procedures were ineffective in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to management so as to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are primarily adversely affected by the lack of experience within our company in complying with the requirements of a publicly reporting entity; specifically, management concluded that we have insufficient personnel resources with sufficient technical accounting expertise within our accounting function. We are seeking to engage experienced professionals to augment our financial staff to address issues of timeliness and completeness in financial reporting when preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in our disclosure controls and procedures. Although we believe that these corrective steps will enable our management to conclude that our disclosure controls and procedures are effective when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.
Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the SEC, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

Risks Related to our Business

The mining industry is highly competitive
We believe, assuming that we are able to enter into mining operations, that we will be subjected to competition from other mining companies engaged in the business of gold exploration. Some of the world’s most recognized gold producers operate in North America, which is the location in which our company operates. All these companies possess vastly greater financial, marketing and other resources than we do. Moreover, as and if gold exploration becomes more lucrative, other entities may elect to engage in such business, which entities would also then compete with us. The gold mining and exploration business is characterized by intense competition.

An integral part of our proposed business plan involves acquisitions but we do not currently have the resources to complete them

We have no current acquisition agreements and/or understandings to effect any acquisition, nor do we have the resources to complete such additional acquisitions. However, our proposed business plan contemplates making acquisitions in the future. These proposed acquisitions may include other gold properties that our management believes to be potentially significant as well as necessary in order for our company to reach our goal of becoming a gold producer.

Our success will depend upon our ability to successfully and timely explore and mine gold
The gold business is subject to substantial risks, including, but not limited to, the ability to identify and locate and then mine the gold. Further, if we are successful in locating and identifying the gold, our ability to mine the gold will be subject to a number of known and unknown additional risks, including, but not limited to, available labor, compliance with local laws and the ability to obtain financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of exploration and mining activities once undertaken, any one of which could have a material adverse effect on our company’s financial condition and results of operations.

The exploration and mining business is subject to a number of risks outside of our control.
The exploration and mining industry is highly cyclical by nature and dependent on the price of gold and future market conditions are uncertain. Factors beyond our control can adversely affect our proposed business. Factors that could adversely affect the price of gold, most of which will be beyond our control, include but are not limited to:

•	Unfavorable interest rates and increases in inflation;

•	Changes in national, regional and local economic conditions;

•	Cost overruns, inclement weather, and labor and material shortages;

•	The impact of present or future legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop Handcamp;

•	Increases in taxes or fees;

•	Local law; and

•	Available labor and negotiations with unions.

We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.
According to our Canadian legal counsel, we are subject to Canadian laws, ordinances and regulations regarding, among other things:

•	Environmental matters, including the presence of hazardous or toxic substances;

•	Land preservation;

•	Health and safety; and

•	Zoning, land use and other entitlements.

In developing any project, we may be required to obtain the approval of numerous Canadian governmental authorities (and others) regulating matters such as:

•	Installation of utility services such as gas, electric, water and waste disposal;

•	Permitted land uses, and

•	The design, methods and materials used in the exploration and mining for gold.

We may not now or in the future be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we will be subject to penalties or forced to incur significant expenses to cure any noncompliance. In addition, some of the land that we could in the future acquire if we will at such time have the requisite resources and ability, may not have received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for development on a timely basis or to the extent desired would adversely affect our business, results of operations, financial condition and future prospects.

Increased insurance risk could negatively affect our business.
Insurance and surety companies may take actions that could negatively affect our proposed business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverage, imposing exclusions, and refusing to underwrite certain risks and classes of business. Any of these would adversely affect our ability in the future to obtain appropriate insurance coverage at reasonable costs which would have a material adverse effect on our business.

Risks Related to our Shares of Common Stock

Our shares of common stock will be subject to the “penny stock” rules for the foreseeable future.
We expect that our shares of common stock will be subject to the SEC’s “penny stock” rules for the foreseeable future. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the shares. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares may find it more difficult to sell their securities.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to us and as a result we could be subject to legal action.
Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

We may not be able to achieve secondary trading of our shares of common stock in certain states because our shares of common stock are not listed for trading on a national securities exchange.
Because our shares of common stock are not listed for trading on a national securities exchange, our shares of common stock are subject to the securities laws of the various states and jurisdictions of the U.S. in addition to federal securities laws. This regulation covers any primary offering we might attempt and all secondary trading by our stockholders. If we fail to take appropriate steps to register our shares of common stock or qualify for exemptions for our shares of common stock in certain states or jurisdictions of the U.S., the investors in those jurisdictions where we have not taken such steps may not be allowed to purchase our shares of common stock or those who presently hold our shares of common stock may not be able to resell their shares without substantial effort and expense. These restrictions and potential costs could be significant burdens on our stockholders.

We are authorized to issue up to 500,000,000 shares of our common stock and 5,000,000 shares of our preferred stock, the issuance of which could, among other things, reduce the proportionate ownership interests of current stockholders; in addition, we recently issued 161,000,000 shares of our common stock
Our board of directors has the ability, without seeking stockholder approval, to issue additional shares of our common stock in the future for such consideration as our board of directors may consider sufficient. The issuance of additional shares of common stock and/or preferred stock in the future would reduce the proportionate ownership and voting power of the shares of our common stock held by our existing stockholders. In addition, we issued the 161 million shares of our common stock to our parent company in our purchase of Handcamp. This issuance significantly diluted the ownership interest of our present stockholders other than our parent company.

Further, our board of directors is empowered, without stockholder approval, to issue shares of our preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of such an issuance, the shares of preferred stock could be used as a method of discouraging, delaying or preventing a change in control of our company, which could thereby prevent our stockholders from receiving the maximum value for their shares.

The concentration of ownership of our shares of common stock with insiders and their affiliates is likely to limit the ability of other stockholders to influence corporate matters
Approximately 99% of our issued and outstanding shares of common stock are owned and controlled by our parent company and under the indirect control of Mr. Stead as a result of his control of our parent company. Consequently, he has the ability to exercise control over all matters requiring approval by our stockholders, including but not limited to, the election of directors and approval of significant corporate transactions, such as our acquisition of Handcamp. This concentration of ownership will also have the effect of delaying or preventing a change in control of our company that might be viewed as beneficial by other stockholders or discouraging a potential acquirer from making an offer to our stockholders to purchase their shares of our common stock in order to gain control of our company. While the distribution by our parent company of our shares of common stock to its own stockholders would lessen Mr. Stead’s control of our company, he and other affiliates of our company and our parent company would remain in control of our company. In addition, the distribution would not increase your current percentage ownership of our company.

We were until recently a “shell company,” meaning that Rule 144 will not be available to holders of our restricted securities until September 2011; you may have to hold on to your shares of common stock for an indefinite period of time
The availability of Rule 144 will vary depending on whether restricted shares are held by an affiliate or a non-affiliate. In general, under Rule 144 as in effect on the date hereof, a person who has beneficially owned restricted shares of an issuer’s common stock for at least six months would be entitled to sell their securities, provided that (i) such person is not deemed to have been one of the issuer’s affiliates at the time of, or at any time during the three months preceding, a sale and (ii) the issuer is subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Our company is currently subject to these reporting requirements.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are affiliates of ours at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions by which such persons would be entitled to sell, within any three-month period, only a number of securities that does not exceed the greater of either of the following:

          • One percent (1%) of the number of our shares of common stock then outstanding; and

          • If our shares of our common stock are then traded on a national securities exchange, the average weekly trading volume of these shares during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

However, the SEC adopted rules amending Rule 144, which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a stockholder holding restricted shares can resell its shares in reliance on Rule 144. Form 10 information is equivalent to information that an issuer would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under the amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that has at anytime previously been a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We are no longer a “shell company,” as defined under Rule 405 of the Securities Act, and filed the Form 10 information on September 15, 2010. As a result, holders of our restricted securities may not rely on Rule 144 to sell their securities until one year from September 15, 2010. In addition, any sales by affiliates under Rule 144 are also limited by manner of sale provisions and notice requirements and the availability of current public information about us.

Once the one year period has passed, our stockholders ought to be able to rely upon Rule 144. The exemptions provided under Rule 144 will, however, be available only for so long as we are current with the filing of all of our periodic reports with the SEC and remain current with such filings. In the event that we become delinquent in our periodic filings, our stockholders will not be able to resell restricted shares pursuant to Rule 144. If there is no other exemption available to our stockholders at that time, they will not be able to resell restricted securities unless and until we have remedied our periodic filing obligations with the SEC. We cannot assure you that we will remedy this deficiency.

Recent SEC interpretations of rules relating to registration of securities acquired in private placements could adversely affect our company’s ability to raise capital.
Our management believes that the staff of the SEC has relatively recently taken the position with respect to recently filed shelf registration statements covering selling stockholder’ stock that if a significant percentage of the issuer’s outstanding restricted securities are being registered, the selling stockholder are deemed to be underwriters who must sell into the market at a fixed price. In addition, for selling stockholder shelf offerings related to stock underlying convertible securities, our management believes that the staff of the SEC has at times indicated in comment letters that the registration statements cannot be filed until the convertible security has been converted. The SEC has not, to our knowledge, issued any specific guidance or interpretation on this issue, which may also restrict an issuer’s ability to register shares issued to a “promoter.” However, these positions regarding selling stockholder registration statements could severely restrict our ability to raise capital through private offerings, whether management’s belief is correct or not since there is a perception in the investment community that the fears may be well founded. Potential financing sources, such as funds and wealthy private investors, may re-think their investment strategies and not want to invest in small public companies where they are restricted in this manner from liquidating their investments through registration and resale of their securities. As a result, our cost of capital may increase or we may not be able to access private investments at all.

Because we do not intend to pay any dividends, holders of our shares of common stock must rely on stock appreciation for any return on their investment. We have not paid any dividends on the shares of our common stock and do not intend to declare and pay any dividends on these shares. Earnings, if any, are expected to be retained to finance and expand our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2. Our telephone number is (709) 368-9223.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal or administrative proceedings. We are not aware of any material legal or administrative proceedings threatened against us. From time to time, we are subject to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information
Our shares of common stock are eligible for quotation the Over-the-Counter Bulletin Board (“OTC BB”) under the ticker symbol BVIG. However, the shares do not trade other than on an extremely limited and sporadic basis and are only tradable on the pink sheets. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the Nasdaq Stock Market since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low

First Quarter	$0.30	$0.25
Second Quarter	$0.30	$0.20
Third Quarter	—	—
Fourth Quarter	$0.30	$0.02

Year 2010	High	Low

First Quarter	$0.39	$0.19
Second Quarter	$0.71	$0.10
Third Quarter	$0.85	$0.15
Fourth Quarter	$0.75	$0.10

On April 13, 2011, the closing price of the Common Stock as reported by the Nasdaq Stock Market was $0.15 per share.

Stockholders
As of the date of this annual report, there were approximately 40 holders of record of shares of Common Stock.

Dividend Policy
Historically, the Company has not paid any dividends to the holders of its Common Stock and does not expect to pay any such dividends in the foreseeable future as the Company expects to retain any future earnings for use in the operation and expansion of its proposed business.

Equity Compensation Plans
The Company intends to implement a stock option plan for its executives in the next twelve months. The Company does not intend to establish any other equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this annual report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this annual report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•	Our failure to earn revenues or profits;

•	Inadequate capital to continue business;

•	Volatility or decline of our stock price;

•	Potential fluctuation in quarterly results;

•	Rapid and significant changes in markets;

•	Litigation with or legal claims and allegations by outside parties; and

•	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in “Risk Factors” contained elsewhere in this annual report.

Overview
We were incorporated in the State of Nevada on June 6, 2007. On June 4, 2010, we acquired, in a transaction with our parent company, 100% of the mineral rights that our parent company then held in and to Handcamp in exchange for 161,000,000 shares of our common stock. Following our acquisition of there mineral rights, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, our name was changed to Kat Gold Holdings Corp. As of the date of this annual report, we have generated no revenues but we have incurred expenses related to the drilling and exploration of Handcamp.

We have no material income and/or assets other than Handcamp and have cumulative losses since inception through December 31, 2010 of approximately $113,000,000. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources. Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

Plan of Operations
Our strategy is to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend to build our business through the exploration and development of the existing Handcamp gold property; the acquisition, exploration, staking and development of future gold properties and the acquisition of producing gold properties. We plan to diversify our revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. In addition, we plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties that we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities. We committed to examining all promising and viable properties that come to its attention with a particular interest in North American properties.

We operate with virtually no capital. Since our acquisition of the mineral rights related to Handcamp, we have funded an exploration program using investment capital from our parent company. We have recently been awarded a grant by the province of Newfoundland and Labrador to, in part, fund our exploration of Handcamp. Under the terms of the grant, the province will contribute a sum equal to fifty percent (50%) of our costs of drilling on Handcamp up to a maximum of CDN $100,000. We are presently attempting to raise sufficient funds to purchase new gold properties and fund further exploration. We cannot assure you that we will be able to purchase any gold properties above and beyond Handcamp.

Our ultimate objective is to sell any mineral properties that we have been able to develop to a major mining company, or to enter into joint ventures with it. We expect that such a company, should the opportunity arise, will in all likelihood make the decision whether to enter into a joint venture or to purchase a property in its discretion.

We hope to develop relationships with certain major mining companies that could assist us in implementing our business plan; however, we cannot assure you that any such relationships will ever materialize. We expect that the price of each property will be determined by the anticipated amount and value of minerals it contains. If we are able to acquire a pool of gold assets, our management expects that we would attempt to sell them to a major mining company that would then bring Handcamp into production.

We believe that the stage at which the interest of a major mining company is likely to be elicited is very subjective and subject to numerous facts and circumstances that we cannot predict with any significant confidence. However, we do believe that such companies have in the past become interested in a mining property based solely on the discovery of one promising drill hole having, in the opinion of such mining company, significant potential to contain substantial economic value.

Irrespective of any interest shown by such a company, if any, we do not anticipate that our own activities will extend beyond conducting a preliminary feasibility study, where such a study is defined as having (i) established that a particular mining project appears viable, and (ii) concluded that an effective method of mineral processing can be adopted and is reasonably likely, in the reasonable opinion of a qualified person, to lead to the determination that all or a part of the mineral resource can be classified as a mineral reserve.

We carried out Phase I, the initial phase of exploratory drilling, during the summer of 2010. We have sent the core samples we obtained from the exploratory drilling for analysis but have not yet received the results therefrom.

Cash Requirements
We operate with virtually no capital. Since our acquisition of the mineral rights associated with Handcamp, we have funded an exploration program using capital contributed to us by our parent company. We are currently attempting to raise sufficient funds to fund further exploration and estimate that we will require an additional $1,000,000 to fund exploration work on the Handcamp property as well as for working capital. We are in discussions with prospective investors to provide such funding and anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months. We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

In order to finance further exploration beyond the time period discussed immediately above, we believe that we will need to raise a minimum of $1,500,000, which we anticipate would enable us to satisfy our cash requirements for a period of twelve (12) months and complete Phase II. However, we cannot assure you that this amount would be sufficient to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $728,056 during the year ended December 31, 2010, all of which was utilized after the June 4, 2010 transaction in which we acquired the Handcamp property. The major costs were drilling, trenching and excavation which amounted to $189,280, geologist and geophysics fees and costs of $105,579, professional fees (legal and accounting) of $185,943 and salaries and related costs of $121,299. These costs accounted for 83% of the total expense.

None of the above figures refers to the financing that we would have to raise in order to contemplate making acquisitions of any other gold properties. While our business strategy includes acquiring additional gold properties, if possible, we have no present intention to acquire additional properties from our parent company or any other source, in large part because we do not presently have the means to make any further acquisitions. We would have to raise additional financing over and above the sums discussed above in order to contemplate making acquisitions of any additional gold properties.

Going Concern
As of the date of this annual report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

We have suffered recurring losses from operations since our inception. In addition, we have yet to generate an internal cash flow from our business operations or successfully raised the financing required to develop our proposed business. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our Company’s future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

Management’s plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency, and (ii) implementing a plan to generate sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources
We had no cash balances as of the date of this annual report. Our principal source of funds has been capital contributions supplied by our parent company.

Cash flow from operations.
To date, we have generated no cash flow from operations.

Cash flows from shareholders.
Capital contributions provided by our parent company aggregated $728,056 as of December 31, 2010.

Should we be unable to obtain further capital contributions from our parent company or otherwise raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. Our parent company has extremely limited capital available. We cannot assure you that we will receive further capital contributions from our parent company in the future or otherwise generate the necessary funding to operate or develop our business. Please see “Cash Requirements” for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Variables and Trends
Other than the current exploration of the Handcamp gold property, we have no operating history with respect to our exploration, acquisition and development of gold properties. However, our parent company and certain of our officers and directors, including Ken Stead, Timothy Stead and Wayne Pickett, have significant mining exploration, acquisition and development experience.

Commitments
As of the date of this annual report, our only material capital commitment was the continued funding of the exploration of the Handcamp gold property. We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.

Off Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies
We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Summary of Significant Accounting Policies

Business Activities. We have not yet earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development State Enterprises” (“SFAS No. 7”). Among the disclosures required by SFAS No. 7 are that our financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

Basis of Presentation. Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. We follow SFAS No. 7 in preparing our financial statements.

Management’s Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Comprehensive Income (Loss) We adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to us during the period covered in the financial statements.

Long-Lived Assets. In accordance with SFAS No. 144, we review and evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, including those noted above, we compare the assets’ carrying amounts against the estimated undiscounted cash flows to be generated by those assets over their estimated useful lives. If the carrying amounts are greater than the undiscounted cash flows, the fair values of those assets are estimated by discounting the projected cash flows. Any excess of the carrying amounts over the fair values are recorded as impairments in that fiscal period.

Statement of Cash Flows. For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents. The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items.

Advertising Costs. Advertising costs are expensed as incurred. We do not incur any direct-response advertising costs.

Recent Accounting Pronouncements
We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe that any future adoption of such pronouncements will have a material impact on our financial condition or the results of our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2010 as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Currently, such processes and procedures are not sufficient. Our management intends, during the 2011 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors as of the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

Name	Age	Position(s)

W. Les Thistle	42	Chairman of the Board of Directors
Kenneth Stead	55	President, Chief Executive Officer and Director
Timothy R. Stead	42	Vice President of Field Operations and Director
J. Wayne Pickett	56	Senior Vice President, Capital Projects and Director
David Barnes	67	Chief Financial Officer

Kenneth Stead. Mr. Stead is a co-founder of Kat Exploration, our parent company, and has been its president since its incorporation in December of 2005. Mr. Stead worked directly in the mining industry from the early to late 70’s, where he first started with the Iron Ore Company of Canada and worked for Noranda at its Nanasivik mine in Stratacona Sound, northern Baffin Island. In the early 1980’s, Mr. Stead worked in the oil fields of Alberta, afterwards returning to Newfoundland where he set up his own construction company from 1985 to 1995. In 1997, Mr. Stead became a co-founder of Cornerstone Resources Inc., a junior mining company now trading on the TSX-V (CGP) until he resigned in 2004. Mr. Stead devotes approximately 30 hours per week to our parent company as well as to other professional pursuits and 20 hours per week to our company.

J. Wayne Pickett. Mr. Pickett received his Master of Science, Earth Science (Geology) from Memorial University of Newfoundland in 1989. He is a Registered Professional Geoscientist being a member of the Professional Engineers and Geoscientists of Newfoundland and Labrador and the Association of Professional Engineers and Geoscientists of British Columbia. He has a broad range of geological experience having worked for more than 30 years exploring for gold, silver, base metals and uranium throughout Canada and to a lesser extent elsewhere in the world including Mexico, Peru, Colombia and Ghana. He was part of the geology teams that discovered the Collins Bay “B” Zone Uranium Deposit in northern Saskatchewan for Gulf Minerals and the Bobby’s Pond VMS Deposit for Inco in Newfoundland. While serving in a management role with Crosshair Exploration, its main breccia-hosted uranium deposit in Labrador was expanded significantly and new deposits were discovered. Mr. Pickett devotes approximately 30 hours per week to our parent company as well as to other professional pursuits and 20 hours per week to our company.

Timothy R. Stead. Mr. Stead is a co-founder of our parent company and has been its vice president of field operations since inception. Mr. Stead completed a prospector’s training course in 2000, a time when working in the field for Cornerstone Resources Inc. He has years of experience in working with sediment-hosted copper on the eastern portion of the province of Newfoundland. Mr. Stead has acquired experience and knowledge of massive sulfide deposits as well as gold, and is presently overseeing a work program on one of our parent company’s gold properties. As the Vice President of Field Operations of our parent company in addition to his above referenced capacity with our company, Mr. Stead devotes approximately 35 hours per week to our parent company as well as to other professional pursuits and 20 hours per week to our company.

W. Les Thistle. Mr. Thistle was appointed legal counsel and a director of our parent company on February 19th 2010. Mr. Thistle graduated from Memorial University of Newfoundland in 1991 with a Bachelor of Commerce degree (concentration in finance), from Osgoode Hall Law School in Toronto in 1994 with a Bachelor of Laws degree (concentration in corporate and tax law) and was admitted to the Bar of the Law Society of Newfoundland and Labrador in 1995. After finishing law school, Mr. Thistle practiced at 2 law firms in the St. John’s area of the Province of Newfoundland and Labrador, Canada, before starting his own firm. In 1996 Mr. Thistle founded W. Les Thistle Law Office, a general practice law firm located in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada. The law firm serves corporate and individual clients throughout Canada. Mr. Thistle is the senior lawyer at the firm. His primary areas of practice are corporate law, contract law, real estate and personal injury. Mr. Thistle has litigated matters in all levels of court in the Province of Newfoundland and Labrador including the Court of Appeal of the Supreme Court. As the corporate counsel of our parent company, Mr. Thistle devotes approximately 4 hours per week to our parent company as well as to other professional pursuits and 4 hours per week to our company.

David M. Barnes. David M. Barnes was appointed as our chief financial officer in October of 2010 and is a certified public accountant who brings over 40 years experience working with both public and private companies. Since February of 2009, Mr. Barnes has been the president, chief executive officer and chairman of the board of directors, of MDwerks, Inc. (OTC BB: MDWK). Digital Pen Applications, Inc., a wholly owned subsidiary of MDwerks, Inc., markets digital pens and associated software and customer service. From April 1996 through July 2006, Mr. Barnes served as the executive vice president, chief financial officer and a director of Solar Thin Films, Inc. (OTC BB: SLTZ) (formerly American United Global, Inc.) From 2002 to December 2008, Mr. Barnes was a consultant to management of numerous companies. In this role, from May 2005 to November 2007, Mr. Barnes was the chief financial officer and a director of Cyber Defense Systems, Inc. (was OTC BB: CYDF), a designer and builder of manned and unmanned surveillance airships. From March 2006 to June 2008, Mr. Barnes was the chief financial officer of Neah Power Systems, Inc. (OTC BB: NPWZ), a developer of porous silicon based fuel cells. In addition, Mr. Barnes was a director of Echometrics, Inc. (formerly SearchHelp, Inc.) from April 2005 to February 2009 (OTC BB: EHMI) and Medical Solutions Management, Inc. from December 2007 to December 2008 (OTC BB: MSMT). Mr. Barnes began his career as an auditor for the accounting firm of Laventhol & Horwath in NYC and is a graduate of C.W. Post College.

All of our directors hold their positions on our board of directors until our next annual meeting of stockholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

We believe that Messrs. Kenneth Stead, Timothy Stead and Pickett play important roles in our business as a result of their significant experience in the industry in which we operate. In addition, we believe that the experience of Mr. Thistle as an attorney licensed to practice in Newfoundland in the areas of corporate and real estate law and the experience of Mr. Barnes as an individual familiar with GAAP and the operations of public companies will enable each of these individuals to further our interests in their respective fields of expertise.

Family Relationships. Messrs. Kenneth Stead and Timothy Stead are brothers; other than the foregoing, there are no family relationships among the members of board of directors or management. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current members of the board of directors.

Involvement in Certain Legal Proceedings. Except as set forth herein, to our best knowledge, no officer, director or 5% or greater stockholder of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto. To our knowledge, no director, officer or other affiliate of our company, and no record or beneficial owner of more than five percent (5%) of our securities, or any associate of any such director, officer or other affiliate or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Election of Directors and Officers
Holders of shares of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of directors is not permitted.

Our directors are elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold office until the next annual meeting of stockholders or until the director’s successor is elected and qualified. If a vacancy occurs on the our board of directors, including a vacancy resulting from an increase in the number of directors, then the stockholders may fill the vacancy at the next annual meeting or at a special meeting called for the purpose, or our board of directors may fill such vacancy.

Board Committees
Our board of directors has no separate committees; however, we intend to establish an audit committee in the future. Our board of directors acts as our compensation committee. We are not a “listed company” under SEC rules and we are, therefore, not required to have a compensation committee comprised of independent directors.

Director Independence
Our board of directors has determined that none of our directors is independent as defined under the rules of the NYSE Amex Equities Company Guide (although our shares of common stock are not listed on the NYSE Amex or any other national securities exchange).

Audit Committee Financial Expert
We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert.

Code of Ethics
We adopted a Code of Ethics and Business Conduct on September 10, 2010.

Stock Option Plans
We intend to implement a stock option plan for our executives in the next twelve months.

Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of such shares and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2010, we believe that none of the reports required to be filed by such persons pursuant to Section 16(a) was filed.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis
We intend to compensate its executive officers after a period of time depending upon the progress toward achieving our company’s business strategy. Our board of directors will determine the compensation given to the executive officers. We do not have a compensation committee nor do we have an executive compensation program in place. In addition to base compensation levels, our board of directors will also determine whether to issue executive officers equity incentives in consideration for services rendered and/or to award incentive bonuses which are linked to our company’s performance, as well as to the individual executive officer’s performance. Such awards may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.

Criteria for Compensation Levels
We have not set compensation levels for our executive officers. However, our board of directors may establish compensation levels for our executive officers and in connection therewith consider many factors, including, but not limited to, the individual’s abilities and performance that result in the advancement of our corporate goals, execution of our business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. In determining compensation levels, our board of directors may also consider the experience level of each particular individual and/or the compensation level of executives in similarly situated companies in our company’s industry.

Summary Compensation Table
The following Summary Compensation Table shows the compensation awarded to or earned by our Chief Executive Officer for fiscal years 2010 and 2009. No person had compensation in excess of $100,000 during 2010. Also shown is the compensation awarded to or earned by our former President and Chief Executive Officer due to the fact that he held such positions during a portion of fiscal 2009. No person was compensated by our company during fiscal 2010. The persons listed in the following Summary Compensation Table are referred to herein as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Ronald Davis	2010	-0-	-0-	-0-	-0-
(former President, CEO and Director (1)	2009	-0-	-0-	-0-	-0-

Kenneth Stead	2010	-0-	-0-	-0-	-0-
(President, CEO and Director) (2)	2009	-0-	-0-	-0-	-0-

(1) Mr. Davis, our former President, Chief Financial Officer and Treasurer, resigned from all his positions with our company on April 28, 2010, with the exception that he remained a member of our board of directors until September 10, 2010.

(2) Mr. Kenneth Stead was appointed as our President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors on April 28, 2010. Mr. Stead is paid no salary or any other form of compensation.

Compensation of Directors
We have not paid the members our board of directors any compensation for serving as one of our directors. Our board of directors may in the future, and in its sole discretion, determine to award its members cash, stock or other forms of consideration for their services to our company but to date has not done so.

Securities Authorized for Issuance under Equity Compensation Plans
We do not presently have an equity compensation plan in place for our executives.

Employment Agreements.

We have not entered into employment agreements with our executive officers except Mr. Pickett. As soon as reasonably practical, we intend to enter into an employment agreement with (i) Kenneth Stead pursuant to which Mr. Stead shall be employed as our president and chief executive officer, and (ii) an employment agreement with David M. Barnes, pursuant to which Mr. Barnes shall be employed as our chief financial officer. Such employment agreements will contain standard non-compete, non-solicitation and other clauses of a similar nature.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this annual report, certain information regarding the beneficial ownership of our shares of common stock by: (i) each person who, to our knowledge, beneficially owns 5% or more of our shares of common stock and (ii) each of our directors and “named executive officers.” As of the date of this annual report, there are 163,644,500 shares of our common stock issued and outstanding.

Name and address of Beneficial Owner	Number of shares	Percent of shares (1)

Directors and Named Executive Officers (2):

Kenneth Stead	163,264,000	99%

W. Les Thistle	0	—

Timothy Stead	0	—

J. Wayne Pickett	0	—

David Barnes	0	—

All Officers and Directors as a Group

5% or Greater Beneficial Owners
Kenneth Stead (3)	163,264,000	99%
Kat Exploration, Inc. 1149 Topsail Rd. Mount Pearl, Newfoundland, A1N 5G2	161,000,000	98%

(1) Beneficial ownership is calculated based on the 163,644,500 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) The address for each of the officers and directors is c/o Kat Gold Holdings Corp., 1149 Topsail Rd., Mount Pearl, Newfoundland, A1N 5G2, Canada.

(3) Mr. Stead is the control person of Kat Exploration, our parent company, and may as such be deemed to “beneficially own” the shares of our common stock owned by our parent company. Mr. Stead, however, disclaims beneficial ownership of all such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Control of our Company

On April 28, 2010, Kenneth Stead, our president and chief executive officer, acquired 2,043,333 shares of our common stock from Ronald A. Davis and Ronald G. Brigham for an aggregate purchase price of $275,272. Simultaneously therewith, Mr. Stead purchased an additional 220,667 shares of our common stock from eleven other former stockholders of our company. Consequently, Mr. Stead paid an aggregate purchase price of $305,000 for 2,264,000 shares of our common stock, which constituted approximately 85.6% of all shares of our common stock then issued and outstanding. The foregoing share acquisition resulted in a change in control of our company.

Acquisition of Handcamp

On June 4, 2010, pursuant to an acquisition agreement by and between our company and our parent company, we acquired 100% of the mineral rights that our parent company then held in and to Handcamp in exchange for 161,000,000 shares of our common stocks. As a result of the issuance of these shares, our parent company owns approximately 98% of the shares of our common stock and Kenneth Stead, a controlling stockholder of our parent company, beneficially owns approximately 99% of the shares of our common stock.

Capital Contribution

We have no cash balances as of the date of this annual report. Our principal source of funds has been cash supplied by our parent company, which has contributed an aggregate of $728,056 through December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

On June 3, 2010, our board of directors approved the dismissal of Kyle L. Tingle, CPA, LLC as our independent auditor, and engaged Bongiovanni & Associates, CPA’s (“B&A”) as our independent auditor.

Audit Fees

The aggregate fees billed for professional services rendered by Kyle L. Tingle, CPA, LLC for the audit of our annual financial statements for the fiscal year ended December 31, 2009 amounted to $25,000.

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal year ended December 31, 2010 amounted to $25,000.

Audit-Related Fees

During the fiscal year ended December 31, 2010, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $4,500.

Tax Fees

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal year ended December 31, 2010 was $0.

All Other Fees
During the fiscal year ended December 31, 2010 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval
We did not have an audit committee for the fiscal year 2010, though our board of directors has approved the services described above for such year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)	Financial Statements

See index to Financial Statements on Page F-1

(B)	Exhibits.

Exhibit No.	Description

2.1	Form of Handcamp Purchase Agreement (1)

3.1 (i)	Articles of Incorporation (2)

3.1 (ii)	Amendment to Articles of Incorporation (3)

3.2	By-Laws (2)

10.1	Form of Principal Agreement by and among the Purchaser and the Principal Sellers (4)

10.2	Form of Minority Agreement by and among the Purchaser and the Minority Sellers (4)

14	Code of Ethics (5)

16	Letter from Kyle Tingle. CPA, LLC to the Commission dated June 4, 2010 (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Form 8-K filed on June 4, 2010.
(2)	Incorporated herein by reference to the Form SB-2 filed on October 16, 2007.
(3)	Incorporated herein by reference to the Form 8-K, filed on August 9, 2010.
(4)	Incorporated herein by reference to the Form 8-K, filed on May 4, 2010.

(C)	Financial Statement Schedules – None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT HOLD HOLDINGS, INC.

April 15, 2011	By:	/s/ Kenneth Stead
Name: Kenneth Stead
Title: Chief Executive Officer and Director

April 15, 2011	By:	/s/ David M. Barnes
Name: David M. Barnes
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Stead	April 15, 2011
Name: Kenneth Stead
Title: Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David M. Barnes	April 15, 2011
Name: David M. Barnes
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

By:	/s/ Les W. Thistle	April 15, 2011
Name: Les W. Thistle
Title: Chairman of the Board of Directors

By:	/s/ Timothy R. Stead	April 15, 2011
Name: Timothy R. Stead
Title: Director

By:	/s/ J. Wayne Pickett	April 15, 2011
Name: J. Wayne Pickett
Title: Director

FL Office
7951 SW 6th St., Suite. 216
Plantation, FL 33324
Tel: 954-424-2345
Fax: 954-424-2230

NC Office
19720 Jetton Road, 3rd Floor
Cornelius, NC 28031
Tel: 704-892-8733
Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.)

We have audited the accompanying balance sheets of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, CPA’s
Bongiovanni & Associates, CPA’s
Cornelius, North Carolina
March 30, 2011

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	12/31/2010	12/31/2009

ASSETS

CURRENT ASSETS:
Cash	$—	$—
Security deposits	10,750	—

TOTAL CURRENT ASSETS	10,750	—

TOTAL ASSETS	$10,750	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$71	$—

TOTAL CURRENT LIABILITIES	71	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 163,644,500 and 2,645,000 shares issued or outstanding at December 31, 2010 and December 31, 2009, respectively	163,645	2,645
Additional paid in capital	113,312,040	34,306
Deficit accumulated during the development stage	(113,465,006)	(36,950)

TOTAL STOCKHOLDERS’ EQUITY	10,679	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,750	$—

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Cumulative Amount from Inception (December 5, 2005) to Dec. 31, 2010

	For the years ended December 31,
	2010	2009

REVENUES:
Sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

EXPENSES:
Wages	121,299	—	121,299
Geologist and geophysicist	105,579	—	105,579
Accounting and legal	185,943	—	185,943
Office and other expenses	13,685	—	13,685
Vehicle expenses	6,692	—	6,692
Claim option expenses	22,500	—	22,500
Drilling and excavation	189,280	—	189,280
Travel and entertainment	16,429	—	16,429
Assay and related	66,649	—	103,599

Total expenses	728,056	—	765,006

Loss from operations	$(728,056)	$—	$(765,006)

Impairment of Handcamp division property purchase	(112,700,000)	—	(112,700,000)

Loss before income taxes	(113,428,056)	—	(113,465,006)

Provision for income taxes	—	—	—

NET LOSS	$(113,428,056)	$—	$(113,465,006)

Basic and fully diluted net loss per share	$(1.36)	$—	$(1.39)

Weighted average common shares outstanding	83,144,500	2,645,500	81,822,250

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings, Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005)
AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Deficit

Cumulative net losses since inception (December 5, 2005) through December 31, 2009	—	$—	2,644,500	$2,645	$36,950	$(36,950)
Expenditures made by related party on Company’s behalf	—	—	—	—	736,090	—

Purchase of Handcamp division property	—	—	161,000,000	161,000	112,539,000	—

Net loss for the year ended December 31, 2010	—	—	—	—	—	(113,428,056)

Balances, December 31, 2010	—	$—	163,644,500	$163,645	$113,312,040	$(113,465,006)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009	Cumulative Amount from Inception (December 5, 2005) to Dec. 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,428,056)	$—	$(113,465,006)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	2,645	—	2,645
Impairment of Handcamp estimated value	112,700,000	—	112,700,000
Changes in operating assets and liabilities:
Security deposits	(10,750)		(10,750)
Outstanding checks in excess of bank balance	71	—	71

NET CASH (USED IN) OPERATING ACTIVITIES	(736,090)	—	(773,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	736,090	—	773,040

NET CASH PROVIDED BY FINANCING ACTIVITIES	736,090	—	773,040

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	—	—	—

END OF THE YEAR	$—	$—	$—

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 4, 2010 and 91,000,000 shares were issued on September 14, 2010, and related write-off due to impairment of the estimated value as future cash flow is uncertain	$112,539,000	$—	$112,539,000

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis. The Company is currently awaiting the results of these core samples.

The Company has not yet earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement ASC 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

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

Comprehensive Income (Loss) The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2010 and 2009

Risk and Uncertainties - The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2010, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements – The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2010 and 2009.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

FASB Accounting Standards Codification

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2010 and 2009 are summarized as follows:

Cash paid during the years for interest and income taxes:

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

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

NOTE 5 MATERIAL EVENT (PURCHASE OF HANDCAMP PROPERTY)

During the year ended December 31, 2010, the Company acquired (the “Acquisition”) 100% of “Handcamp,” a gold property, from Kat Exploration, Inc. (“KATX”) in exchange for 161,000,000 shares of the Company’s common stock.

Under the terms of the agreement governing the Acquisition, the Company issued 65,000,000 shares of its common stock to KATX on September 4, 2010, and the remaining 96,000,000 shares of its common stock were issued to KATX on September 14, 2010.

The common shares were valued at $0.70 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $112,700,000. The Company’s management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

NOTE 6 MATERIAL CONTRACTS

KATX entered into a Diamond Drilling Contract dated February 24, 2010 in which Cabo Drilling (Atlantic) Corp. agreed to provide certain drilling services at the Handcamp property. The contract covered various rates, which in the opinion of management represented market value rates, for mobilization and demobilization, overburden penetration (pipe and casing), core drilling, surveys and tests, etc. A security deposit of approximately $10,000 was made prior to commencement of mobilization and services were provided under this contract from July through September 2010 and all such services were paid for by KATX on behalf of the Company as it acquired rights to the property in June 2010.

NOTE 7 INCREASE IN AUTHORIZED COMMON SHARES AND NAME CHANGE
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

NOTE 8 LOSS PER SHARE
Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the year ended December 31, 2010 as well as for the year ended December 31, 2009.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the years ended December 31, 2010 and 2009, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $761,000 at December 31, 2010, and will begin to expire in the year 2024.

The provision for Federal income tax consists of the following at December 31:

	2010	2009

Federal income tax attributable to:
Current operations	$266,000	$33,000
Less: valuation allowance	(266,000)	(33,000)

Net provision for Federal income taxes	$—	$—

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2010	2009

Deferred tax asset attributable to:
Net operating loss carryover	$266,000	$33,000
Less: valuation allowance	(266,000)	(33,000)

Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 11 RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.