Form 10-Q
period 2011-03-31
Kat Gold Holdings Corp.
filed 2011-05-16
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, there were 163,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2010 as filed with the SEC on April 15, 2011. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2010 and 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	(Unaudited)	(Audited)
	03/31/2011	12/31/2010

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Security deposits	10,750	10,750

TOTAL CURRENT ASSETS	10,750	10,750

TOTAL ASSETS	$10,750	$10,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$181	$71

TOTAL CURRENT LIABILITIES	181	71

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 163,644,500 common shares issued or outstanding at March 31, 2011 and December 31, 2010, respectively	163,645	163,645
Additional paid in capital	113,330,991	113,312,040
Deficit accumulated during the development stage	(113,484,067)	(113,465,006)

TOTAL STOCKHOLDERS’ EQUITY	10,569	10,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,750	$10,750

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the three months ended March 31,		Cumulative Amount from Inception (December 5, 2005) to March 31, 2011
	2011	2010

REVENUES:
Sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—

EXPENSES:
Wages	—	—	121,299
Geologist and geophysicist	—	—	105,579
Accounting and legal	18,790	—	204,733
Office and other expenses	271	—	13,956
Vehicle expenses	—	—	6,692
Claim option expenses	—	—	22,500
Drilling and excavation	—	—	189,280
Travel and entertainment	—	—	16,429
Assay and related	—	—	103,599

Total expenses	19,061	—	784,067

Loss from operations	$(19,061)	$—	$(784,067)

Impairment of Handcamp division property purchase	—	—	(112,700,000)

Loss before income taxes	(19,061)	—	(113,484,067)

Provision for income taxes	—	—	—

NET LOSS	$(19,061)	$—	$(113,484,067)

Basic and fully diluted net loss per share	$(0.0001)	$—	$(1.36)

Weighted average common shares outstanding	163,644,500	2,645,000	83,144,750

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011	2010	Cumulative Amount from Inception (December 5, 2005) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,061)	$—	$(113,484,067)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	—	—	2,645
Impairment of Handcamp estimated value	—	—	112,700,000
Changes in operating assets and liabilities:
Security deposits	—		(10,750)
Outstanding checks in excess of bank balance	110	—	181

NET CASH (USED IN) OPERATING ACTIVITIES	(18,951)	—	(791,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	18,951	—	791,991

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,951	—	791,991

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	—	—	—

END OF THE PERIOD	$—	$—	$—

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity
Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. As of this quarterly report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company carried out Phase 1 exploratory drilling operations on the Handcamp property during the summer of 2010 and sent core samples obtained for analysis. The Company is currently reviewing the results of such analysis to determine next steps.

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

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2011.

Comprehensive Income (Loss) - The Company reports comprehensive income and its components following guidance set forth by section 220-10 of the FASB Accounting Standards Codification which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three month ended March 31, 2011.

Risk and Uncertainties - The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes - Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2011, there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011

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

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective on January 1, 2011.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective on January 1, 2011.

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2011 and 2010 are summarized as follows:

Cash paid during the period for interest and income taxes:

	2011	2010
Income Taxes	$—	$—
Interest	$—	$—

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011

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

NOTE 8 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2011 and 2010.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the three months ended March 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $784,000 at March 31, 2011, and will begin to expire in the year 2024.

The provision for Federal income tax consists of the following at March 31:

	2011	2010

Federal income tax attributable to:
Current operations	$274,000	$—
Less: valuation allowance	(274,000)	(—)

Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to:
Net operating loss carryover	$274,000	$—
Less: valuation allowance	(274,000)	(—)

Net deferred tax asset	$—	$—

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

Forward-looking Statements
We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this quarterly report and other filings with the SEC, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Overview
We were incorporated in the State of Nevada on June 6, 2007. On June 4, 2010, we acquired, in a transaction with our parent company, 100% of the mineral rights that our parent company then held in and to Handcamp in exchange for 161,000,000 shares of our common stock. Following our acquisition of there mineral rights, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, our name was changed to Kat Gold Holdings Corp. As of the date of this quarterly report, we have generated no revenues but we have incurred expenses related to the drilling and exploration of Handcamp.

We have no material income and/or assets other than Handcamp and have cumulative losses since inception through March 31, 2011 of approximately $113,000,000. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources. Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

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

We operate with virtually no capital. Since our acquisition of the mineral rights related to Handcamp, we have funded an exploration program using investment capital from our parent company. We have recently been awarded a grant by the province of Newfoundland and Labrador to, in part, fund our exploration of Handcamp. Under the terms of the grant, the province contributed a sum equal to fifty percent (50%) of our costs of drilling on Handcamp up to a maximum of CDN $100,000. We are presently attempting to raise sufficient funds to purchase new gold properties and fund further exploration. We cannot assure you that we will be able to purchase any gold properties above and beyond Handcamp.

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

We carried out Phase I, the initial phase of exploratory drilling, during the summer of 2010. We have had the core samples obtained thereby analyzed and are currently in the process of reviewing such analysis to determine our next steps.

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

We expended $19,061 during the fiscal quarter ended March 31, 2011 in professional fees (legal and accounting) and office expenses.

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

Going Concern
As of the date of this quarterly report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

We have suffered recurring losses from operations since our inception. In addition, we have yet to generate an internal cash flow from our business operations or successfully raised the financing required to develop our proposed business. As a result of these and other factors, our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Liquidity and Capital Resources
We had no cash balances as of the date of this quarterly report. Our principal source of funds has been capital contributions supplied by our parent company.

Cash flow from operations.
To date, we have generated no cash flow from operations.

Cash flows from shareholders.
Capital contributions provided by our parent company aggregated $784,067 as of March 31, 2011.

Should we be unable to obtain further capital contributions from our parent company or otherwise raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely. Our parent company has extremely limited capital available. We cannot assure you that we will receive further capital contributions from our parent company in the future or otherwise generate the necessary funding to operate or develop our business. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

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

Commitments
As of the date of this quarterly report, our only material capital commitment was the continued funding of the exploration of the Handcamp gold property. We anticipate that any further capital commitments that may be incurred will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.

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

Disclosure Controls and Procedures
Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2010 and continued to apply as of March 31, 2011. Our management intends, during the 2011 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

KAT GOLD HOLDINGS CORP.

May 16, 2011	By:	/s/ Kenneth Stead

Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ David M. Barnes

David M. Barnes, Chief Financial Officer
(Principal Accounting Officer)