Form 10-Q
period 2011-06-30
Kat Gold Holdings Corp.
filed 2011-08-15
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 163,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2010 as filed with the SEC on April 15, 2011. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2010 and 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

KAT GOLD HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	(Unaudited) 06/30/2011	(Audited) 12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$—	$—
Security deposits	10,750	10,750

TOTAL CURRENT ASSETS	10,750	10,750

TOTAL ASSETS	$10,750	$10,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$—	$71

TOTAL CURRENT LIABILITIES	—	71

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 163,644,500 common shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	163,645	163,645
Additional paid in capital	113,400,360	113,312,040
Deficit accumulated during the development stage	(113,553,255)	(113,465,006)

TOTAL STOCKHOLDERS’ EQUITY	10,750	10,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,750	$10,750

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

					Cumulative Amount
	For the three months		For the six months		from Inception
	ended June 30,		ended June 30,		(December 5, 2005)
	2011	2010	2011	2010	to June 30, 2011

REVENUES:
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

EXPENSES:
Wages	—	61,541	—	61,541	121,299
Geologist and geophysicist	—	61,116	—	61,116	105,579
Accounting and legal	68,845	—	87,635	—	273,578
Office and other expenses	343	8,354	614	8,354	14,299
Vehicle expenses	—	3,824	—	3,824	6,692
Claim option expenses	—	—	—	—	22,500
Drilling and excavation	—	15,444	—	15,444	189,280
Travel and entertainment	—	2,176	—	2,176	16,429
Assay and related	—	60,244	—	60,244	103,599

Total expenses	69,188	212,699	88,249	212,699	853,255

Loss from operations	$(69,188)	$(212,699)	$(88,249)	$(212,699)	$(853,255)

Impairment of Handcamp division property purchase	—	(112,700,000)	—	(112,700,000)	(112,700,000)

Loss before income taxes	(69,188)	(112,912,699)	(88,249)	(112,912,699)	(113,553,255)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(69,188)	$(112,912,699)	$(88,249)	$(112,912,699)	$(113,553,255)

Basic and fully diluted net loss per share	$(0.0004)	$(42.69)	$(0.0005)	$(3.21)	$(1.37)

Weighted average common shares outstanding	163,644,500	2,645,000	163,644,500	35,144,500	83,144,750

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010	Cumulative Amount from Inception (December 5, 2005) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,188)	$(112,912,699)	$(113,534,194)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	—	2,645	2,645
Impairment of Handcamp estimated value	—	112,700,000	112,700,000
Changes in operating assets and liabilities:
Security deposits	—	(6,900)	(10,750)
Outstanding checks in excess of bank balance	(71)	—	—

NET CASH (USED IN) OPERATING ACTIVITIES	(69,259)	(216,954)	(842,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	69,259	216,954	842,299

NET CASH PROVIDED BY FINANCING ACTIVITIES	69,259	216,954	842,299

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	—	—	—

END OF THE PERIOD	$—	$—	$—

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. As of this quarterly report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis. Initial reports indicate favorable results.

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

Accounting Basis
The Company uses the accrual basis of accounting and generally accepted accounting principles in the United States of America (“GAAP”). The Company has adopted a December 31 fiscal year end.

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

Loss Per Share
Net loss per common share is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2011.

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

Long-Lived Assets
The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2011.

Risk and Uncertainties
The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs
Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2011, there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011

FASB Accounting Standards Codification
The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the Company’s financial position or results of operations unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805 was issued which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have a material effect on the Company’s financial position or results of operations.

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. The provisions of ASU 2010-11 did not have a material effect on the Company’s financial position or results of operations

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on its financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have a material effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard became effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which became effective for fiscal years beginning after December 15, 2010. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and has been applied on a retrospective basis. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard became effective on January 1, 2011 and had no material effect on the Company’s financial position or results of operations.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard became effective on January 1, 2011 and had no material effect on the Company’s financial position or results of operations.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

On September 30, 2009, the Company adopted changes issued by FASB to the authoritative hierarchy of GAAP. These changes established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes did not have a material effect on the Company’s financial position or results of operations.

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the six months ended June 30, 2011 and 2010 are summarized as follows:
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
For the Six Months Ended June 30, 2011

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

NOTE 5 MATERIAL EVENT (PURCHASE OF HANDCAMP PROPERTY)
During the year ended December 31, 2010, the Company acquired (the “Acquisition”) 100% of “Handcamp,” a gold property, from Kat Exploration, Inc. (“KATX”) in exchange for 161,000,000 shares of the Company’s common stock. Under the terms of the agreement governing the Acquisition, the Company issued 65,000,000 shares of its common stock to KATX on June 4, 2010, and the remaining 96,000,000 shares of its common stock were issued to KATX on September 14, 2010. The shares were valued at $0.70 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $112,700,000. The Company’s management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

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

NOTE 8 LOSS PER SHARE
Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the six months ended June 30, 2011 and 2010.

NOTE 9 COMMITMENTS AND CONTINGENCIES
Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES
For the six months ended June 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $33,000 at June 30, 2011, and will begin to expire in the year 2024.

The provision for federal income tax consists of the following for the six months ended June 30:

	2011	2010

Federal income tax attributable to:
Current operations	$—	$—
Less: valuation allowance	—	—

Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to:
Net operating loss carryover	$11,600	$—
Less: valuation allowance	(11,600)	—

Net deferred tax asset	$—	$—

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

We have no material income and/or assets other than Handcamp and have cumulative losses since inception through June 30, 2011 of approximately $113,000,000. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources. Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

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

We carried out Phase I, the initial phase of exploratory drilling, during the summer of 2010. We have had the core samples obtained thereby analyzed. Based upon that review, management is cautiously optimistic about the results and is currently in the process of determining our next steps.

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

We expended $69,188 during the fiscal quarter ended June 30, 2011 in professional fees (legal and accounting) and office expenses.

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

Cash flows from shareholders.
Capital contributions provided by our parent company aggregated $853,255 as of June 30, 2011.

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

Critical Accounting Policies
We prepare financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported in our combined and consolidated financial statements and related notes. We periodically evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our financial statements.

Business Activities. We have not yet earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Enterprises” (“SFAS No. 7”). Among the disclosures required by SFAS No. 7 are that our financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

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

Disclosure Controls and Procedures
Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2010 and continued to apply as of June 30, 2011. Our management intends, during the 2011 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

(a)	Documents furnished as exhibits hereto:

Exhibit No. Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT GOLD HOLDINGS CORP.

August 15, 2011	By:	/s/ Kenneth Stead

Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By:	/s/ David M. Barnes

David M. Barnes, Chief Financial Officer
(Principal Accounting Officer)