Form 10-Q/A
period 2011-06-30
Kat Gold Holdings Corp.
filed 2011-08-31
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to FORM 10-Q

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Kat Gold Holdings Corp.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Documents furnished as exhibits hereto:

Exhibit No. Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT GOLD HOLDINGS CORP.

August 30, 2011	By:	/s/ Kenneth Stead

Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

August 30, 2011	By:	/s/ David M. Barnes

David M. Barnes, Chief Financial Officer
(Principal Accounting Officer)

14