Form 10-Q
period 2011-09-30
Kat Gold Holdings Corp.
filed 2011-11-21
CIK 1412126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐    No☒

As of November 17, 2011, there were 163,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2010 as filed with the SEC on April 15, 2011. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2010 and 2011 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.	FINANCIAL STATEMENTS

KAT GOLD HOLDINGS CORP.
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	(Unaudited) 09/30/2011	(Audited) 12/31/2010

ASSETS

CURRENT ASSETS:
Cash	$45,881	$—
Security deposits	10,750	10,750

TOTAL CURRENT ASSETS	56,631	10,750

TOTAL ASSETS	$56,631	$10,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$7,424	$71
Due to related party	38,457	—

TOTAL CURRENT LIABILITIES	45,881	71

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 163,644,500 common shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	163,645	163,645
Additional paid in capital	113,400,360	113,312,040
Deficit accumulated during the development stage	(113,553,255)	(113,465,006)

TOTAL STOCKHOLDERS’ EQUITY	10,750	10,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,631	$10,750

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the three months ended September 30,		For the nine months ended September 30,		Cumulative Amount from Inception (December 5, 2005)
	2011	2010	2011	2010	to Sept. 30, 2011

REVENUES:
Sales	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—

Gross profit	—	—	—	—	—

EXPENSES:
Wages	—	62,504	—	124,045	124,045
Geologist and geophysicist	—	22,790	—	83,906	105,579
Accounting and legal	—	77,955	87,635	77,955	270,832
Office and other expenses	—	1,721	614	13,899	14,299
Vehicle expenses	—	—	—	—	6,692
Claim option expenses	—	22,500	—	22,500	22,500
Drilling and excavation	—	131,554	—	146,998	189,280
Travel and entertainment	—	9,517	—	11,693	16,429
Assay and related	—	3,020	—	63,264	103,599

Total expenses	—	331,561	88,249	544,260	853,255

Loss from operations	$—	$(331,561)	$(88,249)	$(544,260)	$(853,255)

Impairment of Handcamp division property purchase	—	—	—	(112,700,000)	(112,700,000)

Loss before income taxes	—	(331,561)	(88,249)	(113,244,260)	(113,553,255)

Provision for income taxes	—	—	—	—	—

NET LOSS	$—	$(331,561)	$(88,249)	$(113,244,260)	$(113,553,255)

Basic and fully diluted net loss per share	$—	$(0.03)	$(0.0005)	$(2.74)	$(17.87)

Weighted average common shares outstanding	163,644,500	12,415,944	163,644,500	41,404,778	6,354,540

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010	Cumulative Amount from Inception (December 5, 2005) to Sept. 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,249)	$(113,244,260)	$(113,553,255)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	—	2,645	2,645
Impairment of Handcamp estimated value	—	112,700,000	112,700,000
Changes in operating assets and liabilities:
Security deposits	—	(6,900)	(10,750)
Due to related party	38,457	—	38,457
Outstanding checks in excess of bank balance	7,353	—	7,424

NET CASH (USED IN) OPERATING ACTIVITIES	(42,439)	(548,515)	(815,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	88,320	548,515	861,360

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,320	548,515	861,360

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,881	—	45,881

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	—	—	—

END OF THE PERIOD	$45,881	$—	$45,881

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011

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

Loss Per Share
Net loss per common share is computed pursuant to section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2011.

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

Long-Lived Assets
The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2011.

Risk and Uncertainties
The Company is subject to risks common to companies in the service industry, including, but not limited to, litigation, development of new technological innovations and dependence on key personnel.

Advertising Costs
Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2011, there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard was effective for interim and annual periods ending on or after December 15, 2009 and has been applied on a retrospective basis. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011

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

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine months ended September 30, 2011 and 2010 are summarized as follows:
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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011

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

NOTE 8 LOSS PER SHARE
Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the nine months ended September 30, 2011 and 2010.

NOTE 9 COMMITMENTS AND CONTINGENCIES
Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES
For the nine months ended September 30, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $853,000 at September 30, 2011, and will begin to expire in the year 2024.

The provision for federal income tax consists of the following for the nine months endedSeptember 30:

	2011	2010

Federal income tax attributable to:
Current operations	$30,000	$—
Less: valuation allowance	(30,000)	—

Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010

Deferred tax asset attributable to:
Net operating loss carryover	$290,000	$—
Less: valuation allowance	(290,000)	—

Net deferred tax asset	$—	$—

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

We have no material income and/or assets other than Handcamp and have cumulative losses since inception through September 30, 2011 of approximately $113,500,000. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources. Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

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

Liquidity and Capital Resources

We had a cash balance of $45,881 as of the date of this quarterly report. These funds were used to pay vendors of our parent company. Our principal source of funds has been capital contributions supplied by our parent company.

Cash flow from operations.
To date, we have generated no cash flow from operations.

Cash flows from shareholders.
Capital contributions provided by our parent company aggregated $853,255 as of September 30, 2011.

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

Variables and Trends

Other than the current exploration of the Handcamp gold property, we have no operating history with respect to our exploration, acquisition and development of gold properties. However, our parent company and certain of our officers and directors, including Ken Stead and Timothy Stead, have significant mining exploration, acquisition and development experience.

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

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2010 and continued to apply as of September 30, 2011. Our management intends, during the 2011 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	REMOVED AND RESERVED
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND 8K

(a)	Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT GOLD HOLDINGS CORP.

November 21, 2011	By:
s/ Kenneth Stead

Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

November 21, 2011	By:	s/ David M. Barnes

David M. Barnes, Chief Financial Officer
(Principal Accounting Officer)