Form 10-K
period 2011-12-31
Kat Gold Holdings Corp.
filed 2012-04-16
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 000-53450

KAT GOLD HOLDINGS CORP.

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  [  ]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [  ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2011, based upon the $.12 per share closing price of such stock on that date, was $35,837,340. There were 298,644,500 shares of common stock outstanding as of April 10, 2012.

Documents incorporated by reference:  None

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

On June 4, 2010, pursuant to an acquisition agreement dated as of May 28, 2010 (the “Acquisition Agreement”) by and between our company and Kat Exploration, Inc., a company organized under the laws of Nevada, we acquired 100% of the mineral rights that Kat Exploration then held in and to “Handcamp,” a gold property located in the Province of Newfoundland and Labrador, Canada. We issued 161,000,000 shares of our common stock to Kat Exploration, Inc. for the mineral rights that it had previously held in and to Handcamp. As a result of this transaction, we became virtually wholly owned by Kat Exploration, Inc. and refer to it in this Annual Report as “our parent company.”

As disclosed below under the heading “Mineral Rights Acquisition - Province of Newfoundland and Labrador,” acquisition of mineral rights in the province of Newfoundland and Labrador (the “Province”) is by online map staking. Our parent company staked an aggregate of 149 claims to Handcamp. These claims, which form a part of four separate exploration licenses, constitute exclusive legal rights to explore for minerals on Handcamp and were conveyed by our parent company to us pursuant to the Acquisition Agreement. If we discover a mineral deposit on Handcamp, we would be entitled to convert the licenses into mining leases; we presently intend to convert any applicable licenses into leases if and when we discover any such deposits. However, no such conversion is permitted until a deposit is discovered. There can be no assurance that a mineral deposit will ever be discovered on Handcamp.

Following our acquisition of Handcamp, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. Our principal objective is to attempt to locate, mine for and sell mineral properties.  On August 26, 2010 our name was changed to Kat Gold Holdings Corp.

On November 25, 2011, pursuant to an asset purchase agreement dated November 23, 2011 by and between our company and our parent company, we acquired 100% of the mineral rights that our parent company then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky (each, a “Property” and collectively, the “Properties”) in exchange for the issuance to our parent company of 135,000,000 shares of our company’s common stock.

North Lucky, South Lucky and the Rusty Ridge properties are located in eastern Newfoundland on the Bonavista Peninsula. Collier’s is also located in eastern Newfoundland but is situated on the Avalon Peninsula. Our company’s economic interest in the Properties is based on terrestrial sedimentary and volcanic rocks of the Avalon Zone, correlative to Africa, hosting sedimentary-hosted stratiform copper (SSC) or volcanic red bed copper (VRC) mineralization with the exception of Rusty Ridge, which has iron-oxide- copper-gold (IOCG) potential.

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky and South Lucky, and have cumulative losses from inception through December 31, 2011 of approximately $132,475,916.

Our common stock is eligible for quotation on the Pink Sheets. Our common stock remains quoted under the symbol “BVIG”. Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2. Our telephone number is (709) 368-9223.

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

Handcamp consists of 3 contiguous claim blocks totaling 149 claims, for an area of 3,730 hectares (37.3 square km). It is located less than 2,000 m east of the Trans Canada Highway (TCH), about 15 km south of South Brook, a small community situated near the south end of Halls Bay along the north coast of Newfoundland, Canada (See “Figure 1”). Driving time from St. John’s, the capital of Newfoundland, to Handcamp is approximately 6 hours. A regional airport is located at Deer Lake 115 km west along the Trans Canada Highway. Gravel roads provide access to Handcamp from the highway (See “Figure 2”). An electrical transmission line parallels the Trans Canada Highway and passes within 1,500m of Handcamp.

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

Table I: Handcamp Claims

License	Location	Status	# Claims	Stake Date	Work Due	Required Expenses*	Mapsheets

017308M	Rocky Pond	ISSUED	86	19/01/2010	19/04/2011	$17,200.00	12H/08

017485M	Rocky Pond	ISSUED	52	05/03/2010	06/06/2011	$10,400.00	12H/08
011745M	Rocky Pond	ISSUED	11	31/12/2003	04/04/2011	$2,200.00	12H/08

Total:			226			$45,200

*Government filing fees

Lic # 017917M is no longer in effect

Renewal date for 017485m is 05/04/2015

Renewal date for claim 017308m is 18/02/2015

Renewal date for claim 011745m is 02/02/2014

Figure 1: Location of the Handcamp Property

Geology

Handcamp occurs in the Lower to Middle Ordovician (476 to 473 million years before present) Roberts Arm Group (the “Group”), a steeply dipping west to northwest facing sequence of dominantly submarine volcanic and related sedimentary rocks (See “Figure 2”). The Group is overlain by the younger Springdale Group consisting of sub-aerially deposited volcanic rocks and terrestrial sedimentary rocks. The volcanic and sedimentary rocks are intruded by younger granitic rocks.

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
Trans Canada Highway
Transmission Line
Lic. 017917M
Lic. 017485M
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

Current Exploration

During 2009, our parent company once again optioned Handcamp from the prospectors. Exploration completed by us and our parent company during 2010 included two induced polarization geophysical surveys, trenching and diamond drilling, the latter focusing on the northeast trending structure that includes Handcamp. Induced polarization surveys, especially the chargeability measurements, are useful for detecting conductive minerals such as pyrite (iron sulfide) or chalcopyrite (copper-iron sulfide) disseminated in rocks below the surface.

Results of the induced polarization survey carried out on the exploration grid established in 2006 successfully traced the mineralized structure containing Handcamp along a length of approximately 1,200m (See “Figure 3”). Other induced polarization chargeability anomalies were detected parallel to that containing Handcamp, including one that coincides with elevated gold and copper concentrations in soil samples near the chain of small lakes on the west side of the exploration grid. On the southern portion of the surveyed area, the suspected mineralized zone on Handcamp appears to bifurcate, or split into two structures.

Trenches were completed on induced polarization targets along this suspected mineralized zone to verify the presence of mineralization. The trenches locally exposed mineralization that contained elevated gold, silver lead and zinc concentrations along a length of approximately 600 m with widths of up to 20 m. A chip sample across the main part of Handcamp showing returned a weighted average of 7.3 g/ton (ppm) gold over 8.5 m. A total of 1,640 m of diamond drilling in 12 drill holes was completed as part of the 2010 exploration program on Handcamp.

Eleven of the holes were located in three fences spaced at approximately 250 to 300m intervals, the central fence located near Handcamp. The 12th hole was located about 600m south of Handcamp and was drilled to test the southern extension of the induced polarization anomaly. All of the drill holes successfully intersected alteration and mineralization associated with Handcamp. Estimated true widths of the mineralized zone intersected vary from 15 to 50m. The structure was tested to a vertical depth of 185m, or approximately 135m below intersections completed during previous drilling by US Borax and Falconbridge along Handcamp. Anomalous values of gold, silver, lead and zinc were intersected in all of the holes.

We have completed line-cutting to further test the mineralization and during Phase II we intend to conduct soil sampling, geological mapping, prospecting, IP surveys and diamond drilling. However, we will not be able to conduct any follow up programs until we receive additional financing.

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

Phase I Exploration Expenditures

Details of expenditures related to Phase I exploration aggregating approximately $391,022 are presented in Table II  below.

Table II: Handcamp Property, Phase I Exploration: Expenditure Summary

Expenses incurred during Phase I exploration including IP, trenching and drilling on Handcamp in 2011 on mineral license 011745M.

Salaries and Related Costs		$80,813.22

Geophysics		$27,120.00

Onsite Facilities/Supplied Labor		$7,320.00

Geological and Related Consultants		$49,696.40

Trenching		$14,345.00

Drilling	$

Field Expenses		$130,627.93

Transportation		$19,906.39

Analytical		$7,314.92

		49,768.40

Compilation of Previous Data and Information		$4,110.00

Total Phase I Expenditures		$391,022.28

Phase II We have not yet began work on any other phase of our program The objectives of the next phase of exploration are: (i) to test for further extension of mineralization related to the Handcamp mineralized zone; (ii) to drill test other targets already identified in the area; and (iii) to potentially identify new targets as a result of geophysical, geological and geochemical surveys to be carried out on extensions of the existing grid. We have completed 73km of line-cutting in preparation for the commencement of Phase II, which will include  soil sampling, geological mapping, prospecting, IP surveys and diamond drilling (See “Figure 4”). However, we have not yet begun Phase II pending receipt of sufficient financing.  Soil sampling is expected to be completed on the extended grid in an effort to locate exploration targets for follow-up exploration. An induced polarization survey will be completed as a priority along with follow-up prospecting and geological mapping on targets identified by the geophysical and geochemical surveys. Further trenching may be required in local areas to facilitate mapping. An enhanced drilling program (3,000m) is also planned that will include testing mineralization to the south where it appears to improve, as well as other targets identified from results of the geophysical and geochemical surveys already completed. It will also include holes to the north and west contingent on additional targets that may be identified by the induced polarization and soil geochemical surveys.

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

Expenditures of approximately $4.4 million are anticipated to be required to complete Phase II and Phase III, where implementation of Phase III will be contingent on the success of Phase II. We believe that additional expenditures in the approximate aggregate amount of $6.5 million will be required in order to advance a mineral deposit or deposits on Handcamp, if any, to the stage of the completed pre-feasibility study referred to above. Should any of the exploration phases prove unsuccessful at Handcamp, any financing raised for the execution of the work could be redirected to other projects such as the other properties we recently acquired.

5,462,000 mN
5,460,000 mN
5,458,000 mN
5,456,000 mN
566,000 mE
568,000 mE
L25N
L23N
L21N
L19N
L17N
L15N
L13N
L11N
L10N
L09N
L08N
L07N
L06N
L05N
L04N
L03N
L02N
L01N_B
L01N_A
L00
L01S_B
L01S_A
L02S
L03S_B
L03S_A
L04S_B
L04S_A
L05S
L06S
L07S
L08S
L09S
L10S
L11S
L12S
L13S_B
L13S_A
L15S
L17S
L19S_B
L19S_A
L21S
L23S
L25S
L27S
TL03W
TL14W
BL00
Induced Polarization (IP)
Anomalies
Previous Geophysical Survey
Kat Gold Corp.
HandCamp
Grid Expansion
Figure 4

Figure 4: Handcamp grid expansion

Other Properties

North Lucky, South Lucky and the Rusty Ridge properties are located in eastern Newfoundland on the Bonavista Peninsula. Collier’s is also located in eastern Newfoundland but is situated on the Avalon Peninsula. Our company’s economic interest in the Properties is based on terrestrial sedimentary and volcanic rocks of the Avalon Zone, correlative to Africa, hosting sedimentary-hosted stratiform copper (SSC) or volcanic red bed copper (VRC) mineralization with the exception of Rusty Ridge, which has iron-oxide- copper-gold (IOCG) potential.

Rusty Ridge Property

Our company’s interest in the Rusty Ridge property centers upon Iron-Oxide-Copper-Gold (IOCG) potential. The primary target is an interpreted mineralized deep-seated gravity/magnetic body hosted by a plutonic entity intruding volcanic rocks. KATX undertook a technical review and a proposal for a diamond drilling program for implementation in 2010. The Rusty Ridge property is approximately 2,100 hectares in size, situated on Crown land in proximity to the community of Bunyan’s Cove, Bonavista Peninsula. Mineral Exploration License Nos. 015991M, 016773M and 018404M, aggregating 155 claims, are all in good standing.

Collier’s Property

The targeted exploration of this Property is volcanic red bed copper (“VRC”) similar to deposits found in Michigan. The Collier’s Property is approximately 500 hectares in size and is situated on Crown land in proximity to the communities of Collier’s and Conception Harbour, Avalon Peninsula. Mineral Exploration License No. 011706M, aggregating 20 claims, is in good standing. We believe that the Collier’s Property has been unexplored for at least 150 years. Our parent company staked the property in 2006 for its VRC potential associated with chalcopyrite, bornite and malachite mineralization located in a 27 meter deep shaft sunk in the 1850’s.

North Lucky Property

The targeted exploration of this Property is sediment-hosted stratiform copper, which is similar to the Zambian Copper Belt, Africa. The North Lucky Property is approximately 1,225 hectares in size and is situated on Crown land, south of the community of Upper Amherst Cove. Mineral Exploration License No. 016909M, aggregating 49 claims, is in good standing.

South Lucky Property

The targeted exploration of this Property is also sediment-hosted stratiform copper. The South Lucky Property is approximately 150 hectares in size and is situated on Crown land, 10 km southwest of the North Lucky property, north of the community of Port Rexton, Bonavista Peninsula. Mineral Exploration License No. 015995M, aggregating 6 claims, is in good standing.

Quality Assurance/Quality Control.

All of the work completed during the exploration by our parent company and ourselves during 2011 was supervised by a professionally qualified on-site geologist unless stated otherwise. The geologist was present during all of the trenching and related interval chip and channel sampling. The drill core was logged in a secure facility in South Brook. All samples were submitted to Eastern Analytical Ltd where they were analyzed by Fire Assay for gold and for various other elements by 11 and 30 element ICP. Every 20 th sample pulp (30 samples) and a suite of 10 samples that returned high gold analysis were obtained from Eastern and sent to Accurassay Ltd. in Gambo, Newfoundland, a different company, as a check on the results to conform to QA/QC protocols consistent with NI 43-101. Work was completed in 2011 under the supervision of Jim Weick and Wayne Pickett, both qualified professional geologists (P.Geo.) registered with the Professional Engineers and Geoscientists of Newfoundland and Labrador (PEG-NL).

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

General

Acquisition of mineral rights in the Province is done by online map staking through its Mineral Rights Administration System, known as MIRIAD. In order to stake claims, one must be at least 19 years of age or a corporation, and must be registered with the Mineral Claims Recorders Office. A prospector’s license is not required to stake claims or conduct mineral exploration in the Province. Our parent company staked an aggregate of 149 claims to Handcamp. These claims, which form a part of four separate exploration licenses, constitute exclusive legal rights to explore for minerals on Handcamp and were conveyed by our parent company to us pursuant to the acquisition agreement. If we discover a mineral deposit on Handcamp, we would be entitled to convert the license into a mining lease; we presently intend to convert any applicable licenses into leases if and when we discover any such deposits. However, no such conversion is permitted until a deposit is discovered. The licenses are issued for a minimum of five years. However, we cannot assure you that a mineral deposit will ever be discovered on Handcamp.

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

Fees

The cost to stake a claim is $60: this includes a $10/claim recording fee and a $50/claim security deposit. The security deposit is refundable upon submission and acceptance of the first-year’s assessment report. The required annual assessment work increases from year to year as outlined below:

Year	Dollar amount per claim
First	$200
Second	$250
Third	$300
Fourth	$350
Fifth	$400
Sixth through Tenth inclusive	$600
Eleventh through Fifteenth inclusive	$900
Sixteenth through Twentieth inclusive	$1,200

Renewal Fees
Fifth Year	$25
Tenth Year	$50
Fifteenth Year	$100

Business Strategy

Our business strategy includes attempting to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend to build our business through the exploration and development of the existing Handcamp property as well as our North Lucky, South Lucky and Rusty Ridge properties. Our strategy is to diversify our revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. However, we will not be able to implement our strategy without additional financing. We plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities. While our head office and properties are all both located in the Province, we have not limited ourselves geographically with respect to future properties.

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

Government Regulation

Our operations will be subject to various types of regulation at the Canadian and United States federal, state, provincial and local levels. Such regulation includes: (i) requiring permits for drilling; (ii) implementing environmental impact practices; (iii) submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to exploration and production operations; and (iv) regulating the location of exploration, the method of exploration, the use, transportation, storage and disposal of fluids and materials used in connection with exploration and production activities, surface usage and the restoration of properties upon which exploration and production occur and the transporting of production.

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

Employees

We currently have 6 employees, consisting of two geologists, two secretaries and two prospectors in addition to the individuals acting as officers as set forth hereinafter. None of such individuals is covered by a collective bargaining agreement or employment agreement. We have not experienced a strike or other adverse work stoppage due to organized labor.

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

Risk Related to our Company

Our business, exploration results and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause a material reduction in the value of our company or our ability to raise capital or cause our ability to  be in accordance with our current business plan to vary materially and adversely from recent results or from our anticipated future results. An investment in our securities is highly speculative and involves an extremely high degree of risk. Therefore, you should thoroughly consider the risk factors discussed below and elsewhere in this Annual Report before purchasing our securities. You should understand that you may lose all or part of your investment.  No person should consider investing who cannot afford to lose their entire investment or who is in any significant way dependent upon the funds that they are investing. The risk factors contained herein are not meant to be exhaustive.

We are a development stage company with limited operating history.

We are an exploration stage company with no operating history in the mineral exploration field. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 2006, have not earned any revenues as of the date of this Annual Report and have had only losses since our inception related to the drilling and exploration of Handcamp. We expect to continue to incur losses well into the future. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

We do not expect to generate revenues in the foreseeable future.

We are now an exploration stage company; therefore, we anticipate that we will continue to incur increased operating expenses into the foreseeable future without realizing any revenues. Consequently, we expect to incur significant losses into the foreseeable future. If we are unable to raise additional funding, we will not be able to continue our operations.

We are an exploration stage company.

We are an exploration stage company and face a high risk of business failure because of the unique difficulties and uncertainties inherent in mineral exploration ventures. Potential investors should be aware of the difficulties normally encountered by mineral exploration companies and the high rate of failure of such companies. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that could be encountered in connection with our planned exploration and drilling. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Additional expenditures related to exploration may not result in the discovery of additional mineralized material. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralized material, we may decide to abandon the properties and claim we have and acquire new concessions for new exploration or terminate our activities all together. The acquisition of additional concessions will be dependent upon us possessing capital resources at that time in order to purchase and/or maintain such concessions. If no funding is available, we may be forced to cease our operations.

An integral part of our proposed business plan involves exploration activities and acquisitions but we do not currently have the resources to complete them.

We currently do not have resources to complete our exploration activities or to fund acquisitions.   Our strategy includes conducting Phase II and Phase III of our exploration program with respect to the Handcamp property and exploration activities with respect to the other properties we have acquired.  Expenditures of approximately $4.5 million are anticipated to be required to complete Phase II and Phase III, where implementation of Phase III will be contingent on the success of Phase II. We believe that additional expenditures in the approximate aggregate amount of $6.5 million will be required in order to advance a mineral deposit or deposits on Handcamp, if any, to the stage of the completed pre-feasibility study referred to above. In addition, we will require additional funds to commence exploration activities with respect to our other properties.  To date, we have no available sources of financing. Our strategy also includes.

Our strategy also include the acquisition of additional properties.  To date, we have funded such activities by the issuance of our stock which has caused dilution to our current stockholders.  We believe we will require additional funding to acquire additional properties. We have no current acquisition agreements and/or understandings to effect any acquisition, nor do we have the resources to complete such additional acquisitions. However, our proposed business plan contemplates making acquisitions in the future. These proposed acquisitions may include other gold, copper and other properties that our management believes to be potentially significant as well as necessary in order for our company to reach our goal of becoming a gold producer.

There may be future dilution of our common stock and current shareholders will experience immediate dilution.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our shareholders. Our recent acquisitions of properties involved the issuance of a substantial number of shares of our common stock. Future issuances of common stock as consideration for future acquisitions will cause such shareholders to suffer dilution.

Our success will depend upon our ability to successfully and timely explore and mine gold, copper and other minerals.

The mining business is subject to substantial risks, including, but not limited to, the ability to identify and locate and then mine the gold, copper and other minerals. Further, if we are successful in locating and identifying the gold, copper and other minerals, our ability to mine the materials will be subject to a number of known and unknown additional risks, including, but not limited to, available labor, compliance with local laws and the ability to obtain financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent the start and/or the completion of exploration and mining activities once undertaken, any one of which could have a material adverse effect on our company’s financial condition and results of operations.

Kenneth Stead and the other members of our board of directors may have faced a conflict of interest in connection with our acquisition of Handcamp and other properties, and the purchase price may not accurately have reflected the value of Handcamp or the other properties that we purchased.

Kenneth Stead is our chief executive officer and a member of our board of directors. In addition, Mr. Stead is the president, a member of the board of directors and a controlling stockholder of Kat Exploration, Inc., our parent company. The price that we paid as well as the other terms of the Acquisition Agreement providing for our acquisition of Handcamp and the acquisition of Rusty Ridge, Collier’s North Lucky and South Lucky were determined solely by Mr. Stead based upon his belief of the fair value of each property. There was no fairness opinion issued, nor was there a special committee of independent directors formed to evaluate the fairness of the transaction, whether to or on behalf of the stockholders of either our company or our parent company. Because Mr. Stead acted and negotiated on behalf of both entities, he may have had a conflict of interest with regard to the value of the properties as well as on his belief of the fair value of the shares of our common stock that we issued to our parent company in our acquisition of the properties. As a result, we cannot assure you that the acquisition of  the properties was fair either to our company, our parent company and/or their respective stockholders.

Our relationship with our parent company may lead to a conflict of interest for our management.

Kat Exploration, our parent company, owns approximately 99% of the shares of our common stock; as a result, our parent company exercises virtually complete control of our company. In addition, there are significant similarities between the two entities’ businesses. If a conflict between the best interests of our parent company and our company should arise, our parent company would be able to determine the outcome of any such conflict without regard to the best interests of our minority stockholders. For example, our parent company is the principal source of the capital contributions that are needed to develop Handcamp; if our parent company were unable to generate sufficient cash flow, it would be unlikely to maintain its policy of advancing capital to us; such an event would have a material and adverse effect on our business and financial condition.

In addition, the identity of the members of the two entities’ board of directors and their management is very similar. In the event of any conflict, therefore, there would be few if any individuals other than our chief financial officer available to speak for our company’s interests whose own interests were not also aligned with those of our parent company, which may lead those individuals to favor the best interests of our parent company to the detriment of our own and our stockholders. In addition, the stockholder base of our parent company is much more extensive than ours is; to the extent that the individuals comprising the members of the boards of directors of the two entities face a conflict of interest between us and our parent company, such individuals may view their fiduciary duty to our parent company and its stockholders to be more compelling than the duty that they owe to us and our stockholders. Consequently, we cannot assure you that the members of our board of directors and management would act in our and our stockholders’ best interests.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2011 and December 31, 2010 is qualified subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

We will require additional capital to pursue our business plan; if we are unable to raise sufficient capital to meet our needs, we may be required to cease operations.

We have no material revenues, income and/or assets (other than Handcamp and the other properties) and have cumulative losses from inception through December 31, 2011 of approximately $132,475,916.  We have financed our operations since inception through private placements of our securities as well as capital contributions from our parent company. We will need to obtain additional financing to, among other things, fund any future exploration, mining and drilling projects that we attempt to undertake and for general working capital purposes. Any additional equity financing may be dilutive to our stockholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. We cannot assure you that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the condition of the capital markets, our capital structure, the development stage of our company, the lack of a market for our shares of common stock, and our company’s lack of profitability, all of which could impact the availability or cost of future financings. If we are unable to raise capital or sufficient capital to meet our needs, we may be required to cease operations. In addition, and as is also disclosed in our financial statements, these matters raise substantial doubt about our ability to continue as a going concern.

We are heavily dependent on our management and a loss of any member of our management, particularly Mr. Kenneth Stead, would be severely detrimental to our prospects.

We have a very limited management and number of employees. We are highly dependent on all members of our management, in particular Mr. Kenneth Stead. Our future performance will be substantially dependent on the continued services of our management and the ability to retain and motivate them. The loss of the services of any of our officers or directors, particularly those of Mr. Stead, would materially and adversely affect our business and operations.   If he were to resign, there is no guarantee that we could replace him with qualified individuals in a timely or economic manner or if at all.  At the present time, we have not entered into any long-term employment agreements with any of our members of management or other key personnel and we do not maintain any “key-man” life insurance policies.

Defective title to our assets could have a material adverse effect on our exploration and exploitation activities.

There are uncertainties as to title matters in the mining industry. We believe we have good title to our assets; however, any defects in such titles that cause us to lose our rights in these mineral properties would seriously jeopardize our planned business operations. We have investigated our rights to explore, exploit and develop our assets in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot guarantee that the title to or our rights to explore, exploit and develop our assets will not be challenged by third parties or governmental agencies. In addition, there can be no assurance that our assets are not subject to prior unregistered agreements, transfers or claims. Our title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

In the event of a dispute regarding title to our assets in foreign countries or any facet of our operations, it would likely be necessary for us to resolve the dispute in a foreign country, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries as well as in the U.S. can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in a foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in a foreign country.

At the present time we are unable to pay any dividends.

The Company has not paid any cash dividends and does not anticipate paying any cash dividends on its common stock in the foreseeable future.  It is anticipated that earnings, if any, which may be generated from operations will be used to finance the continued operations of the Company.  Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of our securities.

We may be exposed to risks relating to our disclosure controls and procedures and may need to incur significant costs to comply with applicable requirements

Based on the evaluation done by our management at December 31, 2011, management concluded that our disclosure controls and procedures were ineffective in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to management so as to allow timely decisions regarding required disclosures.  Our disclosure controls and procedures are primarily adversely affected by the lack of experience within our company in complying with the requirements of a publicly reporting entity; specifically, management concluded that we have insufficient personnel resources with sufficient technical accounting expertise within our accounting function.  We are seeking to engage experienced professionals to augment our financial staff to address issues of timeliness and completeness in financial reporting when preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in our disclosure controls and procedures. Although we believe that these corrective steps will enable our management to conclude that our disclosure controls and procedures are effective when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.

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

You may not be able to enforce your claims in Canada

While our company is a Nevada corporation, virtually all our assets are located in Newfoundland, Canada.  We cannot assure you that a Canadian court would not deem the enforcement of foreign judgments requiring our company to make payments outside of Canada to be contrary to Canadian policy and/or unenforceable.

All of our officers and directors reside outside of the United States which could make it difficult to enforce potential civil liabilities and judgments.

Kenneth Stead, our president and chief executive officer, is a resident of Canada, and all our assets are located outside the United States.  As a result, it may be impossible for investors to effect service of process within the United States upon such persons or enforce in the United States against such persons judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal securities laws or state securities laws.

Risks Related to our Industry

The mining industry is highly competitive.

Competition in the mining industry is extremely intense in all aspects, including but not limited to raising investment capital for exploration and obtaining qualified managerial and technical employees. We are an insignificant participant in the mining industry due to our limited financial and personnel resources. Our competition includes large established mining companies, with substantial capabilities and with greater financial and technical resources than we have, as well as the myriad of other exploration stage companies. As a result of this competition, we may be unable to attract the necessary funding or qualified personnel. If we are unable to successfully compete for funding or for qualified personnel, our mining activities may be slowed, suspended or terminated, any of which would have a material adverse effect on our ability to continue operations.

The exploration and mining business is subject to a number of risks outside of our control.

The exploration and mining industry is highly cyclical by nature and dependent on the price of gold, copper and other minerals and future market conditions are uncertain. Factors beyond our control can adversely affect our proposed business. Factors that could adversely affect the price of gold and other minerals, most of which will be beyond our control, include but are not limited to:

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

•

Permitted land uses; and

•

The design, methods and materials used in the exploration and mining for gold, copper and other minerals.

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

The speculative price of gold, copper and other minerals may adversely impact commercialization efforts.

Exploration and production is highly speculative and involves numerous natural risks that may not be overcome by knowledge and experience.  In particular, even if our company is successful in mining gold and other deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold and other minerals, among other factors.  The market price of gold and other minerals has historically been unpredictable, and subject to wide fluctuations.  The decline in the price of gold and other minerals could render a discovered property uneconomic for unpredictable periods of time.

Environmental and other risks could have a material adverse impact on our business.

Mining activities pose certain environmental risks, as well as personal injury risks.  While our company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from our mining activities could have a material adverse impact on our business. If we become subject to onerous government regulations or other legal uncertainties, our business would likely be negatively affected. The government regulates the environmental impacts of mining operations and requires, under certain circumstances, certain environmental permits, work permits, posting of bonds, and the performance of remediation work for any physical or other disturbance to the land or the environment. We may incur significant costs and expenses in connection to comply with such governmental regulations. Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company or permit an operating company to undertake exploration work. We may also consider seeking equity or debt financing (including borrowing from commercial lenders).

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

Our operations are subject to permitting requirements.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including but not limited to any exploitation program, require permits from the U.S. and Canadian governments. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration and/or exploitation, may be materially and adversely affected.

We may experience supply and equipment shortages.

We may not be able to purchase all of the supplies and materials we need to continue our mining activities due to shortage of funds, lack of availability or other reasons. This could cause us to delay or suspend operations. Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment, such as bulldozers, drilling equipment and excavators, that we might need to conduct our mining activities. If we cannot find the supplies and equipment we need, we may have to suspend our operations until we do find the supplies and equipment we need. If we are unable to find the supplies in the U.S. or Canada but can find them in another location, the cost will increase significantly, as will the time to deliver.

There are risks inherent in doing business in foreign countries.

All or our properties are located in Newfoundland, Canada. Risks of doing business in a foreign country could materially and adversely affect our results of operations and financial condition. We face risks normally associated with doing business in a foreign country. These risks include, but are not limited to:

•

labor disputes;

•

invalidity of governmental orders;

•

uncertain or unpredictable political, legal and economic environments;

•

war;

•

civil and political unrest;

•

property disputes;

•

changes to existing laws or policies relating to the mining industry that increase our costs;

•

unpredictable changes in or application of taxation regulations;

•

delays in obtaining or the inability to obtain necessary governmental permits;

•

governmental seizure of land or mining concessions;

•

limitations on ownership;

•

limitations on the repatriation of earnings;

•

increased financial costs;

•

import and export regulations, including restrictions on the export of gold and other minerals; and/or

•

foreign exchange controls.

The occurrence of one or more of these events or a change in existing policy could have a material adverse effect on our cash flows, earnings, results of operations, and financial condition. These risks may limit or disrupt our operations, restrict the movement of funds, impair contract rights, or result in the taking of property by nationalization or expropriation without fair compensation.

Risks Related to our Shares of Common Stock

Our stock price may be volatile.

Our stock price may be volatile and as a result investors could lose all or part of their investment. In addition to volatility associated with over-the-counter securities in general, the value of any investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•

changes in the worldwide price for gold and other minerals;

•

disappointing results from our exploration and drilling efforts;

•

fluctuation in production costs that make mining uneconomical;

•

unanticipated variations in grade and other geological problems;

•

unusual or unexpected rock formations;

•

failure to reach commercial production or producing at lower rates than those targeted;

•

decline in demand for our common stock;

•

downward revisions in securities analysts’ estimates or changes in general market conditions;

•

investor perception of our industry or our company; and/or

•

general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market price of securities has been highly volatile. These fluctuations are often unrelated to asset value and may have a material adverse effect on the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

There is currently a limited trading market for our common stock and our stock experiences price fluctuations.

There is currently a limited market for our common stock and we can provide no assurance to investors that a more robust market will develop. If a more robust market for our common stock does not develop, our shareholders may not be able to resell the shares of our common stock they have purchased and they may lose all of their investment. Our stock is thinly traded and is therefore subject to significant fluctuations if the amount of trading increases significantly for a short period of time. Even one large trade could materially affect the price of the stock even though the status of the company remains unchanged.

The trading price of our common stock may be subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including, without limitation, public announcements regarding our company, purchases or sales by existing stockholders, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts. These fluctuations may have a material adverse effect on the trading price of our common stock.

In addition, the stock market in general, and the market for mining companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. Market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources. In addition, we may not have complied in the past with federal and/or state securities laws and regulations, which could potentially result in litigation, penalties and/or fines, other substantial costs and expenses and a substantial diversion of management’s attention and resources.

Our shares of common stock are subject to the “penny stock” rules.

Our shares of common stock are subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for the shares. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares may find it more difficult to sell their securities.

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

We are authorized to issue up to 500,000,000 shares of our common stock and 5,000,000 shares of our preferred stock, the issuance of which could, among other things, reduce the proportionate ownership interests of current stockholders; in addition, we issued 296,000,000 shares of our common stock in connection with acquisitions.

Our board of directors has the ability, without seeking stockholder approval, to issue additional shares of our common stock in the future for such consideration as our board of directors may consider sufficient. The issuance of additional shares of common stock and/or preferred stock in the future would reduce the proportionate ownership and voting power of the shares of our common stock held by our existing stockholders. In addition, we issued 296,000,000 shares of our common stock to our parent company when we purchased Handcamp. This issuance significantly diluted the ownership interest of our present stockholders other than our parent company.

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

The concentration of ownership of our shares of common stock with insiders and their affiliates is likely to limit the ability of other stockholders to influence corporate matters.

Approximately 99% of our issued and outstanding shares of common stock are owned and controlled by our parent company and under the indirect control of Mr. Kenneth Stead as a result of his control over our parent company. Consequently, Mr. Stead has the ability to exercise control over all matters requiring approval by our stockholders, including but not limited to, the election of directors and approval of significant corporate transactions, such as our acquisition of Handcamp and our other properties.  This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that might be viewed as beneficial by other stockholders or discouraging a potential acquirer from making an offer to our stockholders to purchase their shares of our common stock in order to gain control of our company. While the distribution by our parent company of our shares of common stock to its own stockholders would lessen Mr. Stead’s control of our company, he and other affiliates of our company and our parent company would remain in control of our company. In addition, the distribution would not increase your current percentage ownership of our company.

The Spin-Off of shares our common stock proposed by Kat Exploration, Inc. could cause our market value to decline.

The Spin-Off of 261,474,694 shares our common stock by Kat Exploration to its shareholders, representing 88% of our issued and outstanding shares, could have a depressing effect on the market price of our shares, as well as the market price of our parent’s shares. The Spin-Off would increase the number of free-trading shares available for sale by the public and result in our parent company having surrendered ownership of its principal asset, being the shares held by it in the Company. Ultimately, the value of our common stock will be determined in the trading markets and will be influenced by many factors, including our operations, the growth and continuation of our proposed business, investors’ expectations of our prospects, trends and uncertainties affecting the industry in which we operate, future issuances of our capital stock and general economic and other conditions. The Spin-Off is being effected pursuant to an S-1 registered offering and, as such, is subject to regulatory approval, including state securities laws.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2.  In 2010 we acquired 100% of the mineral rights in and to “Handcamp,” a gold property located in the Province of Newfoundland and Labrador, Canada.  Our telephone number is (709) 368-9223. North Lucky, South Lucky and the Rusty Ridge properties are located in eastern Newfoundland on the Bonavista Peninsula. Collier’s is also located in eastern Newfoundland but is situated on the Avalon Peninsula.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any material legal or administrative proceedings. We are not aware of any material legal or administrative proceedings threatened against us. From time to time, we are subject to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

Our shares of common stock are eligible for quotation on the Pink Sheets under the symbol “BVIG”. However, our shares do not trade other than on an extremely limited and sporadic basis and are only tradable on the pink sheets. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported on the Pink Sheets since the first period for which figures are available. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low

First Quarter	$0.39	$0.19
Second Quarter	$0.71	$0.10
Third Quarter	0.85	0.15
Fourth Quarter	$0.75	$0.10

Year 2011	High	Low

First Quarter	$0.29	$0.07
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.30	$0.12

On April 9, 2012, the closing price of our common stock as reported on the OTC-BB was $.11 per share.

Stockholders

As of April 9, 2012, there were approximately 18 holders of record of our common stock.

Dividends and Share Repurchases

Our company has not paid any dividends to our shareholders and does not expect to pay any such dividends in the foreseeable future, as we expect to retain any future earnings for use in the operation and expansion of our proposed business.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plans

We have not implemented a stock option plan for executives but do intend to do so in the next twelve months. We do not intend to establish any other equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 25, 2011, we issued 135,000,000 shares of our company’s common stock to one entity in connection with the terms of an asset purchase agreement.  The issuance was not a public offering as defined in Section 4(2) of the Securities Act of 1933 because the issuance was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This issuance was done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2011, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

Company Overview

We were incorporated in the State of Nevada on June 6, 2007. On June 4, 2010, we acquired, in a transaction with our parent company, 100% of the mineral rights that our parent company then held in and to Handcamp in exchange for 161,000,000 shares of our common stock. Following our acquisition of the mineral rights, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, our name was changed to Kat Gold Holdings Corp. On November 25, 2011, we acquired 100% of the mineral rights that our parent company then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky in exchange for the issuance to our parent company of 135,000,000 shares of our company’s common stock.  As of the date of this Annual Report, we have generated no revenues but we have incurred expenses related to the drilling and exploration of Handcamp.

We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky and South Lucky and have cumulative losses since inception through December 31, 2011 of approximately $132,475,916. We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals. Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources. Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

Plan of Operations

Our strategy is to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend to build our business through the exploration and development of the existing Handcamp gold property and Rusty Ridge, Collier’s, North Lucky and South Lucky properties; the acquisition, exploration, staking and development of future gold properties and the acquisition of producing gold properties. However, we cannot implement any of our plans unless we are able to raise additional funds.  We plan to diversify our revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. In addition, upon receipt of funding, we plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties that we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities. We committed to examining all promising and viable properties that come to its attention with a particular interest in North American properties.

We operate with virtually no capital. Since our acquisition of the mineral rights related to Handcamp, we have funded an exploration program using investment capital from our parent company. We have recently been awarded a grant by the province of Newfoundland and Labrador to, in part, fund our exploration of Handcamp. Under the terms of the grant, the province will contribute a sum equal to fifty percent (50%) of our costs of drilling on Handcamp up to a maximum of CDN $100,000. We are presently attempting to raise sufficient funds to purchase new gold properties and fund further exploration. We cannot assure you that we will be able to purchase any gold properties above and beyond Handcamp, Rusty Ridge, Collier’s, North Lucky and South Lucky.

Our ultimate objective is to sell any mineral properties that we have been able to develop to a major mining company, or to enter into joint ventures with it. We expect that such a company, should the opportunity arise, will in all likelihood make the decision whether to enter into a joint venture or to purchase a property in its discretion.

We hope to develop relationships with certain major mining companies that could assist us in implementing our business plan; however, we cannot assure you that any such relationships will ever materialize. We expect that the price of each property will be determined by the anticipated amount and value of minerals it contains. If we are able to acquire a pool of gold assets, our management expects that we would attempt to sell them to a major mining company that would then bring Handcamp and our other properties into production.

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

We carried out Phase I, the initial phase of exploratory drilling, during the summer of 2010. We have sent the core samples we obtained from the exploratory drilling for analysis and received favorable results.  A follow-up phased program is planned to further test the mineralization by soil sampling, geological mapping, prospecting, IP surveys and diamond drilling. However, we will not be able to conduct any follow up programs until we receive additional financing.

Cash Requirements

We operate with virtually no capital. At December 31, 2011 we had cash of $6,309. Since our acquisition of the mineral rights associated with Handcamp, we have funded an exploration program using capital contributed to us by our parent company. Expenditures of approximately $4.4 million are anticipated to be required to complete Phase II and Phase III, where implementation of Phase III will be contingent on the success of Phase II. We believe that additional expenditures in the approximate aggregate amount of $6.5 million will be required in order to advance a mineral deposit or deposits on Handcamp, if any, to the stage of the completed pre-feasibility study referred to above. We are currently attempting to raise sufficient funds to fund further exploration and estimate that we will require an additional $2,000,000 to fund exploration work on the Handcamp property as well as for working capital. We will require additional capital to fund exploration work on our other properties.  We are in discussions with prospective investors to provide such funding and anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months. We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

In order to finance further exploration beyond the time period discussed immediately above, we believe that we will need to raise a minimum of $2,000,000 which we anticipate would enable us to satisfy our cash requirements for a period of twelve (12) months and complete Phase II. However, we cannot assure you that this amount would be sufficient to enable us to fully fund our anticipated cash requirements during this period. In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all. Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely. As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

We expended $110,910 during the year ended December 31, 2011. The major costs were accounting and legal fees which amounted to $80,567 and claim option expenses of $30,000 None of the above figures refers to the financing that we would have to raise in order to contemplate making acquisitions of any other gold properties. While our business strategy includes acquiring additional gold properties, if possible, we have no present intention to acquire additional properties from our parent company or any other source, in large part because we do not presently have the means to make any further acquisitions. We would have to raise additional financing over and above the sums discussed above in order to contemplate making acquisitions of any additional gold properties.

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

Management’s plans with regard to these matters encompass the following actions: (i) obtaining funding from new investors to alleviate our working capital deficiency; and (ii) implementing a plan to generate sales. Our continued existence is dependent upon our ability to resolve our liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. Our financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

Liquidity and Capital Resources

We had a cash balance of $6,309 as of the date of this Annual Report. Our principal source of funds has been capital contributions supplied by our parent company.

Cash flow from operating activities

Cash flows used in operating activities were ($106,281) for the year ended December 31, 2011 due to a net loss which was offset by an impairment in mineral rights and properties, as compared to ($736,090) for the year ended December 31, 2010 due to a net losswhich was offset by an impairment of Handcamp estimated value.

Cash flows from financing activities

Cash flows from financing activities were $112,590 for year ended December 31, 2011 and $736,090 for the year ended December 31, 2010, both of which were related to capital contributions from related parties.

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

Summary of Significant Accounting Policies

Business Activities. We have not yet earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development State Enterprises” (“SFAS No. 7 ). Among the disclosures required by SFAS No. 7 are that our financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

Basis of Presentation. Our financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. We follow SFAS No. 7 in preparing our financial statements.

Management’s Use of Estimates. The preparation of financial statements in conformity with GAAP require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Comprehensive Income (Loss). We adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to us during the period covered in the financial statements.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents. The fair value of cash and cash equivalents approximates the recorded amounts because of the liquidity and short-term nature of these items.

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

Results of Operations for the year ended December 31, 2010 and the year ended December 31, 2011

For the year ended December 31, 2011 as compared to the year ended December 31, 2010, total revenues were $0 and $0, respectively; and net loss were $19,010,910 and $113,428,056, respectively. The net losses were attributable to operating expenses.   The operating expenses for the year ended December 31, 2011 were $110,910 as compared to $728,056 for the year ended December 31, 2010.  A substantial portion of our expenses for the year ended December 31, 2010 were related to our exploration activities that were conducted on the Handcamp property.  During the year ended December 31, 2011 we did not conduct any exploration activities and a large portion of our expenses were accounting and legal expenses related to our obligations as a public company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because our company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2011 as described below.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is not effective based on those criteria. The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO. The Company does not have sufficient resources to maintain all the reference material required to ensure that Company personnel are properly advised and trained to prepare complete disclosures in its financial information and as a result must rely on its independent registered public accounting firm to assist in these matters. Management is considering adding additional accounting staff, but at the present time does not have the financial resources to make the commitment.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

On April 12, 2012, David M. Barnes resigned from the position of Chief Financial Officer of KAT Gold Holdings Corp.  The Board of Directors has appointed Ken Stead to serve as interim Chief Financial Officer until a qualified replacement is hired.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors as of the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

Name	Age	Position(s)
W. Les Thistle	43	Chairman of the Board of Directors
Kenneth Stead	56	President, Chief Executive Officer, Chief Financial Officer and Director
Timothy R. Stead	43	Vice President of Field Operations and Director

*Mr. Stead became our Chief Financial Officer on April 12, 2012 upon the resignation of David Barnes.

Kenneth Stead, President, Chief Executive Officer, Chief Financial Officer and Director

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

Mr. Stead brings to the Board significant operational experience in the mining industry.  His prior business experience, along with his tenure at our company, gives him a broad and extensive understanding of our operations and the proper role and function of the board of directors.  In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

On April 12, 2012, Mr. Stead was appointed Chief Financial Officer.

Timothy R. Stead, Vice President of Field Operations and Director

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

Mr. Stead brings to the Board significant operational experience in the mining industry.  His prior business experience, along with his tenure at our company, gives him a broad and extensive understanding of our operations and the proper role and function of the board of directors.  In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

W. Les Thistle, Chairman of the Board of Directors

Mr. Thistle was appointed legal counsel and a director of our parent company on February 19, 2010. In 1996 Mr. Thistle founded W. Les Thistle Law Office, a general practice law firm located in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada. Mr. Thistle’s primary areas of practice are corporate law, contract law, real estate and personal injury. Mr. Thistle graduated from Memorial University of Newfoundland in 1991 with a Bachelor of Commerce degree (concentration in finance), from Osgoode Hall Law School in Toronto in 1994 with a Bachelor of Laws degree (concentration in corporate and tax law) and was admitted to the Bar of the Law Society of Newfoundland and Labrador in 1995. Mr. Thistle brings to the Board a strong legal background that provides him with a broad understanding of the legal, operational, financial and strategic issues facing the Company.

Mr. Thistle brings to the Board significant experience in contract law.   In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

All of our directors hold their positions on our board of directors until our next annual meeting of stockholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our board of directors.

Family Relationships

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

Involvement in Certain Legal Proceedings

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

Director Independence

Our board of directors has determined that none of our directors are independent as defined under the rules of the NYSE Amex Equities Company Guide (although our shares of common stock are not listed on the NYSE Amex or any other national securities exchange).

Audit Committee Financial Expert

We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert.

Code of Ethics

KAT Gold Holdings Corp. has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer and controller.

Stock Option Plans

We have not adopted any stock option plans for our executives.

Compensation of Directors

We have not paid the members our board of directors any compensation for serving as one of our directors. Our board of directors may in the future, and in its sole discretion, determine to award its members cash, stock or other forms of consideration for their services to our company but to date has not done so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the company is not aware of any failures to file reports or report transactions in a timely manner during the company’s fiscal year ended December 31, 2011.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)

Kenneth Stead (President and CEO)	2011	0		0		0		0
	2010	0		0		0		0

Timothy Stead (Vice President, Field Operations)	2011		0	0		0		0
	2010		0		0	0		0

David Barnes (Chief Financial Officer)*	2011	0			0		0	0
	2010	3,188			0		0	3,188

*Mr. Barnes has resigned as our Chief Financial Officer as of April 12, 2012

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently have an equity compensation plan in place for our executives.

Employment Agreements

We have not entered into employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 298,644,500 issued and outstanding shares of common stock as of April 1, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of April 1, 2012, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and address of Beneficial Owner	Number of shares	Percent of shares (1)
Directors and Named Executive Officers (2):
Kenneth Stead(3)	298,264,000	99.87%
W. Les Thistle	0	- - -
Timothy Stead	0	- - -
David Barnes(4)	0	- - -
All Officers and Directors as a Group	298,264,000	99.87%

5% or Greater Beneficial Owners
Kat Exploration, Inc.(3) 1149 Topsail Rd. Mount Pearl, Newfoundland, A1N 5G2	296,000,000	99.1%

(1)

Beneficial ownership is calculated based on the 298,644,500 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder.  The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

(4)    Mr. Barnes has resigned as our Chief Financial Officer as of April 12, 2012.

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

Acquisition of Handcamp and the November Properties

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

On November 25, 2011, pursuant to a purchase agreement between our company and our parent company Kat Exploration, Inc., we acquired 100% of the mineral rights that KATX then held in and to the November Properties in exchange for 135,000,000 shares of our common stock.  This transaction had no material effect on our parent company’s percentage ownership of our company.

Capital Contribution

We have no cash balances as of the date of this Annual Report. Our principal source of funds has been cash supplied by our parent company, which has contributed an aggregate of $885,630 through December 31, 2011.

Other than the foregoing transaction, none of the directors or executive officers of our company, nor any person who owned of record or was known to own beneficially more than 5% of our company’s outstanding shares of its common stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$ 20,000	$ 25,000
Audit-related fees	$ 13,500	$ 4,500
Tax fees	$ --	$ --
All other fees	$ --	$ --
Total	$ 33,500	$ 29,500

Audit Fees

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 amounted to $20,000 and $25,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2011 and December 31, 2010, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $13,500 and $4,500, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal year ended December 31, 2011 was $-0-.

All Other Fees

During the fiscal year ended December 31, 2011 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2011, though our board of directors has approved the services described above for such year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)  Financial Statements

See index to Financial Statements on Page F-1

(B)  Exhibits.

Exhibit No.	Description

3.1 (i)	Articles of Incorporation (1)

3.1 (ii)	Amendment to Articles of Incorporation (2)

3.2	By-Laws (1)

10.1	Form of Handcamp Purchase Agreement (3)

10.2	Form of Principal Agreement by and among the Purchaser and the Principal Sellers (4)

10.3	Form of Minority Agreement by and among the Purchaser and the Minority Sellers (4)

10.4	Asset Purchase Agreement dated November 23, 2011 (5)

14	Code of Ethics *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated herein by reference to the Form SB-2 8-K filed on October 16, 2007.
(2)	Incorporated herein by reference to the Form 8-K filed on August 9, 2010.
(3)	Incorporated herein by reference to the Form 8-K filed on June 4, 2010.
(4)	Incorporated herein by reference to the Form 8-K filed on May 4, 2010.
(5)	Incorporated by reference to the Form 8-K filed on November 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAT HOLD HOLDINGS, INC.

April 15, 2012	By:	/s/ Kenneth Stead
Name: Kenneth Stead
Title: Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Stead	April 15, 2012
Name: Kenneth Stead
Title: Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Accounting and Financial Officer), and Director

By:	/s/ Les W. Thistle	April 15, 2012
Name: Les W. Thistle
Title: Chairman of the Board of Directors

By:	/s/ Timothy R. Stead	April 15, 2012
Name: Timothy R. Stead
Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.)

We have audited the accompanying balance sheets of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

April 13, 2012

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

ASSETS	12/31/2011	12/31/2010

CURRENT ASSETS:
Cash	$6,309	$-
Security deposits	6,050	10,750
TOTAL CURRENT ASSETS	12,359	10,750

TOTAL ASSETS	$12,359	$10,750

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Outstanding checks in excess of bank balance	$-	$71
TOTAL CURRENT LIABILITIES	-	71

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
298,644,500 shares issued or outstanding at December 31, 2011
and December 31, 2010, respectively	298,645	163,645
Additional paid in capital	132,189,630	113,312,040
Deficit accumulated during the development stage	(132,475,916)	(113,465,006)
TOTAL STOCKHOLDERS' EQUITY	12,359	10,679

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,359	$10,750

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO DECEMBER 31, 2011 AND
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Cumulative
			Amount
	For the years		from Inception
	ended December 31,		(December 5, 2005)
	2011	2010	to Dec. 31, 2011
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	-	121,299	121,299
Geologist and geophysicist	-	105,579	105,579
Accounting and legal	80,567	185,943	266,510
Office and other expenses	343	13,685	14,028
Vehicle expenses	-	6,692	6,692
Claim option expenses	30,000	22,500	52,500
Drilling and excavation	-	189,280	189,280
Travel and entertainment	-	16,429	16,429
Assay and related	-	66,649	103,599
Total expenses	110,910	728,056	875,916

Loss from operations	$(110,910)	$(728,056)	$(875,916)

Impairment of mineral rights and properties purchased from related party	(18,900,000)	-	(18,900,000)
Impairment of Handcamp division property purchase	-	(112,700,000)	(112,700,000)
Total impairments	(18,900,000)	(112,700,000)	(131,600,000)

Loss before income taxes	(19,010,910)	(113,428,056)	(132,475,916)

Provision for income taxes	-	-	-

NET LOSS	$(19,010,910)	$(113,428,056)	$(132,475,916)

Basic and fully diluted net loss per share	$(0.11)	$(1.36)	$(1.01)

Weighted average common shares outstanding	176,582,000	83,144,500	131,647,854

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings, Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO DECEMBER 31, 2009
AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2011

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Cumulative net losses since inception (December 5, 2005)
through December 31, 2009	-	$ -	2,644,500	$ 2,645	$ 36,950	$ (36,950)	2,645

Expenditures made by related party on Company's behalf	-	-	-	-	736,090	-	736,090

Purchase of Handcamp division property	-	-	161,000,000	161,000	112,539,000	-	112,700,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(113,428,056)	(113,428,056)

Balances, December 31, 2010	-	$ -	163,644,500	$ 163,645	$ 113,312,040	$ (113,465,006)	$ 10,679

Purchase of mineral rights and properties from related party	-	-	135,000,000	135,000	18,765,000	-	18,900,000

Expenditures made by related party on Company's behalf	-	-	-	-	112,590	-	112,590

Net loss for the year ended December 31, 2011	-	-	-	-	-	(19,010,910)	(19,010,910)

Balances, December 31, 2011	-	$ -	298,644,500	$ 298,645	$ 132,189,630	$ (132,475,916)	$ 12,359

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp. (FKA Bella Viaggio, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) TO DECEMBER 31, 2011 AND
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2011	2010	to Dec. 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,010,910)	$(113,428,056)	$(132,475,916)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	2,645	2,645
Impairment of Handcamp estimated value	-	112,700,000	112,700,000
Impairment of mineral rights and properties purchased from related party	18,900,000	-	18,900,000
Changes in operating assets and liabilities:
Security deposits	4,700	(10,750)	(6,050)
Outstanding checks in excess of bank balance	(71)	71	-
NET CASH (USED IN) OPERATING ACTIVITIES	(106,281)	(736,090)	(879,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	112,590	736,090	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,590	736,090	885,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,309	-	6,309

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	-	-

END OF THE YEAR	$6,309	$-	$6,309

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 4, 2010 and 91,000,000 shares were issued on September 14, 2010, and related write- off due to impairment of the estimated value as future cash flow is uncertain	$-	$112,539,000	$112,539,000

Purchase of KATX mineral rights and properties via issuance of 135,000,000 shares pursuant to contract dated November 23, 2011 using closing stock price of $.14 at such date and related impairment of the estimated value as future cash flow is uncertain	$18,900,000	$-	$18,900,000

The accompanying notes are an integral part of these financial statements.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

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

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2011 and 2010.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

Income Taxes - Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2011, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements - The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2011 and 2010.

Recent Accounting Pronouncements - The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period were effective for the first fiscal quarter of 2011. The adoption of this guidance did not impact the Company’s results of operations or financial position.

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s results of operations or financial position.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s results of operations, cash flows or financial condition.

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2011 and 2010 are summarized as follows:

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

NOTE 4 DEVELOPMENT STAGE RISK

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plan will be successfully executed. The Company’s ability to execute its business plan will depend on its ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Further, the Company cannot give any assurance that it will generate substantial revenues or that its business operations will prove to be profitable.

NOTE 5 MATERIAL EVENT (PURCHASE OF HANDCAMP PROPERTY)

During the year ended December 31, 2010, the Company acquired (the “Acquisition”) 100% of “Handcamp,” a gold property, from Kat Exploration, Inc. (“KATX”) in exchange for 161,000,000 shares of the Company’s common stock.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

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

On November 23, 2011, the Company entered into an asset purchase agreement by and between the Company and KATX. The Company acquired 100% of the mineral rights that KATX then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky, from KATX solely in exchange for 135,000,000 shares of the Company’s common stock.

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

NOTE 8 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the year ended December 31, 2011 as well as for the year ended December 31, 2010.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the years ended December 31, 2011 and 2010, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $871,000 at December 31, 2011, and will begin to expire in the year 2025.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

The provision for Federal income tax consists of the following at December 31:

	2010	2009
Federal income tax attributable to:
Current operations	$305,000	$266,000
Less: valuation allowance	(305,000)	(266,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$305,000	$266,000
Less: valuation allowance	(305,000)	(266,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $39,000 and $255,000 in the years 2011 and 2010, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.

In 2011, the Company received proceeds from common stock issued by the above mentioned related party and also made direct disbursements to such related party’s vendors as a conduit. At year end, all amounts were cleared up with the related party.