Form 10-Q
period 2012-03-31
Kat Gold Holdings Corp.
filed 2012-05-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

As of April 30, 2012, there were 298,644,500 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2011 as filed with the SEC on April 16, 2012. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2011 and 2012 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	(Unaudited)	(Audited)
ASSETS	03/31/2012	12/31/2011

CURRENT ASSETS:
Cash	$3,776	$6,309
Security deposits	6,050	6,050
TOTAL CURRENT ASSETS	9,826	12,359

TOTAL ASSETS	$9,826	$12,359

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related party	$14,721	$-
TOTAL CURRENT LIABILITIES	14,721	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
298,644,500 shares issued or outstanding at March 31, 2012
and December 31, 2011, respectively	298,645	298,645
Additional paid in capital	132,189,630	132,189,630
Deficit accumulated during the development stage	(132,493,170)	(132,475,916)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,896)	12,359

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,826	$12,359

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

			Cumulative
			Amount
	For the three months		from Inception
	ended March 31,		(December 5, 2005)
	2012	2011	to March 31, 2012
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	-	-	121,299
Geologist and geophysicist	-	-	105,579
Accounting and legal	10,293	18,790	276,803
Office and other expenses	6,961	271	20,989
Vehicle expenses	-	-	6,692
Claim option expenses	-	-	52,500
Drilling and excavation	-	-	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	17,254	19,061	893,170

Loss from operations	$(17,254)	$(19,061)	$(893,170)

Impairment of mineral rights and properties purchased from related party	-	-	(18,900,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total Impairments	-	-	(131,600,000)

Loss before income taxes	(17,254)	(19,061)	(132,493,170)

Provision for income taxes	-	-	-

NET LOSS	$(17,254)	$(19,061)	$(132,493,170)

Basic and fully diluted net loss per share	$(0.0001)	$(0.0001)	$(0.94)

Weighted average common shares outstanding	298,644,500	163,944,500	141,658,984

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2012	2011	to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,254)	$(19,061)	$(132,493,170)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	-	18,900,000
Changes in operating assets and liabilities:
Security deposits	-	-	(6,050)
Outstanding checks in excess of bank balance	-	110	-
NET CASH (USED IN) OPERATING ACTIVITIES	(17,254)	(18,951)	(896,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	14,721	18,951	900,351
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,721	18,951	900,351

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,533)	-	3,776

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,309	-	-

END OF THE PERIOD	$3,776	$-	$3,776

The accompanying notes are an integral part of these financial statements.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

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

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2012 and 2011.

Risk and Uncertainties - The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes - Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2012, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements - The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2012 and 2011.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2012 and 2011 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2012	2011
Income Taxes	$--	$--
Interest	$--	$--

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

NOTE 8 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2012 as well as for the three months ended March 31, 2011.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the three months ended March 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $888,000 at March 31, 2012, and will begin to expire in the year 2025.

The provision for Federal income tax consists of the following at March 31:

	2012	2011
Federal income tax attributable to:
Current operations	$ 6,000	$ 274,000
Less: valuation allowance	(6,000)	(274,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 311,000	$ 266,000
Less: valuation allowance	(311,000)	(266,000)
Net deferred tax asset	$ -	$ -

The valuation allowance increased by $6,000 and $7,000 in the three months March 31, 2012 and 2011, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

NOTE 11 RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.

In 2011 and 2012, the Company received proceeds from common stock issued by the above mentioned related party and also made direct disbursements to such related party’s vendors as a conduit. At year end, all amounts were cleared up with the related party.

NOTE 12 SUBSEQUENT EVENT

On April 18, 2012, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia (“Global Gold”), and the shareholders of Global Gold (the “Sellers”), pursuant to which the Company acquired all of the issued and outstanding shares of the capital stock of Global Gold. The consideration (the “Purchase Price”) paid by the Company to the Sellers was an aggregate of one hundred sixty-one million (161,000,000) shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), of which one hundred eighteen million two hundred sixty-three thousand one hundred fifty-eight (118,263,158) shares of Common Stock payable to Thomas Brookes (“Brookes”) and Matthew Sullivan (“Sullivan”) were placed in escrow and will be released in accordance with the terms of an Escrow Agreement, described below. The Purchase Agreement also provides that Brookes and Sullivan will be appointed to the Board of Directors of the Company, and that each of Kenneth Stead, Timothy Stead, Brookes and Sullivan will vote their shares of stock of the Company in favor of each other as directors so long as the parties maintain an ownership interest of at least five percent (5%) of the Company’s outstanding common stock and until the earlier of (i) eighteen (18) months from the date of the closing of the Global Gold transaction if the Company has not received revenues of at least One Million Dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana; or (ii) three (3) years from the date of the closing.

On April 18, 2012, the Company entered into an Escrow Agreement with Brookes, Sullivan and Gracin & Marlow, LLP, as escrow agent (the “Escrow Agreement”), pursuant to which the parties agreed that one hundred eighteen million two hundred sixty-three thousand one hundred fifty-eight (118,263,158) shares of Common Stock (the “Escrowed Shares”) will be released to Brookes and Sullivan if and when the Company has received revenues of at least One Million Dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana (the “Milestone”); provided, however, that if the Milestone is not achieved by the date that is two (2) years from the date of the Escrow Agreement, the escrow agent will release to the Company for cancellation all of the Escrowed Shares, unless otherwise agreed to by the Company and Brookes and Sullivan.

In connection with the Purchase Agreement, described below, the Company will issue to the Sellers one hundred sixty-one million (161,000,000) shares of Common Stock. These securities will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance will not involve any general solicitation or advertising by us. The Sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. Certain of the securities will also be issued to non-U.S residents and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

In connection with the Kenneth Stead Agreement, the Company will issue to Mr. Stead as a sign-on bonus four million five hundred thousand (4,500,000) shares of Common Stock. These securities will be issued solely to a non-U.S resident and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

In connection with the Kenneth Stead Employment Agreement, the Company will issue to Mr. Stead one million five hundred thousand (1,500,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction. These securities will be issued solely to a non-U.S. resident and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

In connection with the Timothy Stead Employment Agreement, described below, the Company will issue to Mr. Stead six hundred twenty thousand (620,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction. These securities will be issued solely to a non-U.S. resident and in reliance upon and pursuant to the exemptions from registration provided by Regulation S of the Securities Act.

On April 18, 2012, the Company entered into a three-year employment agreement with Kenneth Stead, its Chief Executive Officer and President (the “Kenneth Stead Agreement”). Pursuant to the Kenneth Stead Agreement, Mr. Stead will be entitled to an annual base salary of Two Hundred Forty Thousand Dollars ($240,000) and will be eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Stead will be issued a sign-on bonus of four million five hundred thousand (4,500,000) shares of Common Stock and will be issued a bonus of one million five hundred thousand (1,500,000) shares of the Company's Series A convertible preferred stock upon the closing of the Global Gold transaction. Mr. Stead will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Kenneth Stead Agreement also includes confidentiality obligations and inventions assignments by Mr. Stead.

Effective April 18, 2012, Timothy Stead was appointed Chief Operating Officer of the Company. In connection with his appointment, Mr. Stead entered into a three-year employment agreement with the Company (the “Timothy Stead Agreement”). Pursuant to the Timothy Stead Agreement, Mr. Stead will be entitled to an annual base salary of One Hundred Forty-Four Thousand Dollars ($144,000) and will be eligible for discretionary performance and transactional bonus payments. Mr. Stead will be issued a bonus of six hundred twenty thousand (620,000) shares of the Company's Series A convertible preferred stock upon the closing of the Global Gold transaction. Mr. Stead will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Timothy Stead Agreement also includes confidentiality obligations and inventions assignments by Mr. Stead.

Thomas Brookes has been involved in the exploration and extraction of natural resources for more than thirty years. Past experience ranges from drilling for oil and natural gas in the Canadian High Arctic to many years prospecting for gold in Northwest British Columbia and the Yukon Territory. Prior to its acquisition by the Company, since June 2011 Mr. Brookes was the Chief Executive Officer of Global Gold, a mining exploration company that secured the operating rights to the Ekom Eya mining concession. From January 2000 through the present, Mr. Brookes has also served as the Chief Executive Officer of Virgin Gold, Inc., a business offering contracting and drilling services based in Inuvik, NWT.

In accordance with the terms of the Purchase Agreement, the Company entered into a three-year employment agreement with Mr. Brookes (the “Brookes Agreement”). Pursuant to the Brookes Agreement, Mr. Brookes will be entitled to an annual base salary of Two Hundred Forty Thousand Dollars ($240,000) and will be eligible for discretionary performance and transactional bonus payments. Mr. Brookes will also be entitled to receive as a bonus 10,000,000 shares of the Company’s common stock (subject to adjustment for stock splits and stock dividends) which shall be issued upon the Company’s receipt of at least One Million Dollars ($1,000,000) in revenues from the production of the Ekom Eya mine in Ghana. Mr. Brookes will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Brookes Agreement also includes confidentiality obligations and inventions assignments by Mr. Brookes.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

The description of the Brookes Agreement does not purport to be complete and is qualified in its entirety by reference to the Brookes Agreement, which is attached as Exhibit 10.5 to this Current Report and incorporated herein by reference.

There are no family relationships between Mr. Brookes and any director, executive officer or person nominated or chosen by the Company to become as director or executive officer. Additionally, there have been no transactions involving Mr. Brookes that would require disclosure under Item 404(a) of Regulation S-K.

Pursuant to the Purchase Agreement, on the closing date, Matthew Sullivan was appointed Assistant Vice President of the Ekom Eya Mine Division of the Company and a member of the Company’s Board of Directors.

Matthew Sullivan has worked with a wide variety of well-established ventures and early stage companies in strategic and business operations with a focus on venture capital and business analysis. Mr. Sullivan was the Chief Financial Officer of Global Gold since June 2011 prior to being acquired by the Company. He has also been the principal of Sullivan & Associates Ltd., a financial consulting firm, since January 2000, and the Chief Operating Officer of Asana International, a global consumer health products company, since October 2011. From May 2007 through February 2012, Mr. Sullivan owned Vandenblumes Cleaning Ltd. and Whiterock Cleaning Inc., two businesses that offer residential and commercial cleaning services throughout Metro Vancouver.

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

We have no material income and/or assets other than Handcamp and have cumulative losses since inception through March 31, 2012 of approximately $132,500,000.  We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties.  We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals.  Our principal objective is to attempt to locate, mine for and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company.  We may also seek to enter into joint ventures with certain major mining companies rather than selling properties.  In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources.  Our current plan is to attempt to move forward to the next stage of in-depth exploration, which consists of ground geophysics, trenching and drilling. This phase, we believe, will determine the extent of the deposit along with its value.

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

Liquidity and Capital Resources

We had a cash balance of $3,776 as of the date of this quarterly report.  These funds were used to pay vendors of our parent company.  Our principal source of funds has been capital contributions supplied by our parent company.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $900,351 as of March 31, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of March 31, 2012.  Our management intends, during the 2012 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

KAT GOLD HOLDINGS CORP.

May 15, 2012	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)