Form 10-Q
period 2012-06-30
Kat Gold Holdings Corp.
filed 2012-08-08
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [  ]  No [X]

As of August 8, 2012, there were 341,381,342 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2011 as filed with the SEC on April 16, 2012. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2011 and 2012 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)	(Audited)
ASSETS	06/30/2012	12/31/2011

CURRENT ASSETS:
Cash	$23,391	$6,309
Security deposits	6,050	6,050
TOTAL CURRENT ASSETS	29,441	12,359

TOTAL ASSETS	$29,441	$12,359

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related party	$68,553	$-
TOTAL CURRENT LIABILITIES	68,553	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 2012 and December 31, 2011 of
which 2,500,000 preferred shares are designated but not issued at June 30, 2012	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
459,644,500 shares issued or outstanding at June 30, 2012
and December 31, 2011, respectively	459,645	298,645
Additional paid in capital	148,182,204	132,189,630
Deficit accumulated during the development stage	(148,680,960)	(132,475,916)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(39,113)	12,359

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,441	$12,359

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

					Cumulative
					Amount
	For the three months		For the six months		from Inception
	ended June 30,		ended June 30,		(December 5, 2005)
	2012	2011	2012	2011	to June 30, 2012
REVENUES:
Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

EXPENSES:
Wages	-	-	-	-	121,299
Geologist and geophysicist	-	-	-	-	105,579
Accounting and legal	25,723	68,845	37,131	87,635	303,641
Office and other expenses	8,852	343	15,873	614	29,901
Vehicle expenses	-	-	-	-	6,692
Claim option expenses	-	-	-	-	52,500
Drilling and excavation	10,451	-	52,040	-	241,320
Travel and entertainment	-	-	-	-	16,429
Assay and related	-	-	-	-	103,599
Total expenses	45,026	69,188	105,044	88,249	980,960

Loss from operations	$(45,026)	$(69,188)	$(105,044)	$(88,249)	$(980,960)

Impairment of mineral rights and properties purchased from related party	(16,100,000)	-	(16,100,000)	-	(35,000,000)
Impairment of Handcamp division property purchase	-	-	-	-	(112,700,000)
Total Impairments	(16,100,000)	-	(16,100,000)	-	(147,700,000)

Loss before income taxes	(16,145,026)	(69,188)	(16,205,044)	(88,249)	(148,680,960)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(16,145,026)	$(69,188)	$(16,205,044)	$(88,249)	$(148,680,960)

Basic and fully diluted net loss per share	$(0.0541)	$(0.0004)	$(0.0543)	$(0.0005)	$(0.94)

Weighted average common shares outstanding	298,644,500	163,644,500	298,644,500	163,644,500	158,957,412

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2012	2011	to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,205,044)	$(69,188)	$(148,698,214)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	16,100,000	-	35,000,000
Changes in operating assets and liabilities:
Security deposits	-	-	(6,050)
Outstanding checks in excess of bank balance	-	(71)	-
NET CASH (USED IN) OPERATING ACTIVITIES	(105,044)	(69,259)	(1,001,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	122,126	69,259	1,025,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,126	69,259	1,025,010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,082	-	23,391

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,309	-	-

END OF THE PERIOD	$23,391	$-	$23,391

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

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

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three and six months ended June 30, 2012 and 2011.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

Income Taxes - Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements – The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2012 and 2011.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

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

NOTE 2  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2012 and 2011 are summarized as follows:

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

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

NOTE 7  INCREASE IN AUTHORIZED COMMON SHARES, DESIGNATION OF PREFERRED SHARES AND NAME CHANGE

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

On April 20, 2012, the Company designated 2,500,000 shares of “Series A Convertible Preferred Stock” and made the rights and preferences of such series and the limitations or restrictions thereon as follows;

1.

Rank. The Series A Preferred shall, with respect to rights on liquidation, rank equivalent to all classes of the common stock of the Company.

2.

Dividends. The holders of the Series A Preferred shall not be entitled to receive any dividends on their shares of Series A Preferred.

3.

Conversion.  The holders of the Series A Preferred shall have optional conversion rights as follows:

(a)

Right to Convert.  Each share of Series A Preferred shall be convertible, at the option of the holder thereof, into one (1) fully paid and non-assessable share of Common Stock at any time from and after the date the Corporation’s net profits exceed $1,000,000.

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

4.

Voting Rights.  On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of the stockholders in lieu of a meeting), each holder of outstanding shares of Series A Preferred shall be entitled to cast twenty five (25) votes for each share of Series A Preferred held by such holder as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by other provisions of the Company’s Certificate of Incorporation, holders of Series A Preferred shall vote together with holders of Common Stock as a single class.

On April 18, 2012, the Company executed a Securities Purchase Agreement (the “Purchase Agreement”) with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia (“Global Gold”), and the shareholders of Global Gold (the “Sellers”), pursuant to which the Company acquired all of the issued and outstanding shares of the capital stock of Global Gold. The consideration that the Company paid (the “Purchase Price”) to the Sellers was an aggregate of 161,000,000 common shares of its common stock, of which 118,263,158 such common shares payable to Thomas Brookes and Matthew Sullivan, the principals of Global Gold, were placed in escrow and will be released in accordance with the terms of an escrow agreement. Matthew Sullivan then became the Company’s Chief Financial Officer. The transfer agent has not yet processed the 161,000,000 common shares as of the date of this filing but the Company is legally bound to deliver them as they are considered as issued and outstanding for legal and accounting purposes.

The 161,000,000common shares were valued at $0.10 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $11,600,000. The Company’s management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded in the second quarter of 2012.

NOTE 8 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and six months ended June 30, 2012 as well as for the three and six months ended June 30, 2011.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the six months ended June 30, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $900,000 at June 30, 2012, and will begin to expire in the year 2025.

The provision for Federal income tax consists of the following at June 30:

	2012	2011
Federal income tax attributable to:
Current operations	$17,600	$30,000
Less: valuation allowance	(17,600)	(30,000)

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$315,000	$299,000
Less: valuation allowance	(315,000)	(299,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $10,000 and $9,000 in the six months June 30, 2012 and 2011, respectively.

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

Overview

We were incorporated in the State of Nevada on June 6, 2007.  On June 4, 2010, we acquired, in a transaction with our parent company Kat Exploration, Inc. (“Kat Exploration”), 100% of the mineral rights that Kat Exploration then held in and to Handcamp, a gold property (“Handcamp”) in exchange for 161,000,000 shares of our common stock.  Following our acquisition of these mineral rights, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties.  On August 26, 2010, our name was changed to Kat Gold Holdings Corp.

On November 25, 2011, pursuant to a purchase agreement between our company and Kat Exploration, Inc., we acquired 100% of the mineral rights that Kat Exploration then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky (each a “November Property” and collectively, the “November Properties”) located in the Province of Newfoundland and Labrador, Canada from Kat Exploration in exchange for 135,000,000 shares of our common stock.

On April 18, 2012, we acquired 100% of Global Gold Incorporated (“Global Gold”), a company that has the rights to operate the Ekom Eya gold deposit in Ghana (“Ekom Eya”), in exchange for 161,000,000 shares of our common stock.  The Ekom Eya project has a minimum estimated resource of 300,000 oz, with intersections between 2m-8m grading up to 24 grams per ton. A waste dump containing a minimum of 30,000 tons grading up to 9.76 grams per ton along with a yet to be quantified tailings area which holds significant reserves of mine tailings with random sampling results exceeding 21 grams per ton. Our present priority is to establish gold production at the Ekom Eya mining site, which is expected to contribute substantially to the company's near-term growth.

As of the date of this quarterly report, we have generated no revenues but we have incurred expenses related to the drilling and exploration of Handcamp and the November Properties as well as certain preliminary work on Ekom Eya (collectively, the “Properties”).

We have no material income and/or assets other than the Properties and have cumulative losses since inception through June 30, 2012 of approximately $132,527,681.  We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties.  We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals and to begin processing the tailings and waste dump located at the Ekom Eya.  Our principal objective is to attempt to locate, mine and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company.  We may also seek to enter into joint ventures with certain major mining companies rather than selling properties.  In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources.  Our current plan is to attempt to move forward to the next stage of production on the Ekom Eya and, if we are able to raise further financing beyond the $7,300,000 discussed below, to pursue in-depth exploration of the other Properties, which consists of ground geophysics, trenching and drilling.

Plan of Operations

Our strategy is a combination of processing the waste dump and tailings on the Ekom Eya Project, to eventually further develop Handcamp and the November Properties, and to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend to build our business by beginning production on Ekom Eya and to continue exploration and development of the other Properties.  We may in the future seek to acquire, explore, stake and develop other gold properties and acquire producing gold properties. We plan to diversify our revenue sources, once any are established, by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects.  In addition, we plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties that we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities.  We committed to examining all promising and viable properties that come to its attention with a particular interest in African and North American properties.

In order to begin processing the tailings and waste dump, we have several possible operational approaches – each requiring varying capital and equipment costs.  The primary approach will involve seeking to raise approximately $7,300,000 in financing (of which $4,700,000 would be dedicated to equipment costs).  This will allow high volume processing at Ekom Eya. Alternatively, we can begin work on a limited scale with as little as $250,000 in equipment.   This approach will involve purchasing several excavators and trucks, and have the ore transported to a third party site for processing.  The waste dump is estimated to contain 30,000 tons with reported grades up to 9.76 grams per ton and a tailings area estimated to contain 60,000 tons with sampling results as high as 21.2 grams per ton.  It is anticipated that if $7,300,000 is raised, there will be sufficient capital for us to generate positive cash flow from the Ekom Eya operations.  In the absence of raising funds in that amount, we will continue to do what preliminary work we can on Ekom Eya in anticipation of financing.

We operate with virtually no capital. We are presently attempting to raise sufficient funds to enter into production of the Ekom Eya Project’s tailings and waste dump and fund further exploration.  We cannot assure you that we will be able to put the Ekom Eya project into production or to further develop the other Properties.

Our ultimate objective is to implement production, sell any mineral properties that we have been able to develop to a major mining company, or to enter into joint ventures with it.  We expect that such a company, should the opportunity arise, will in all likelihood make the decision whether to enter into a joint venture or to purchase a property in its discretion.  We expect that the price of each property will be determined by the anticipated amount and value of minerals it contains.   However, we cannot assure you that we will be able to establish a relationship of any kind with a major mining company.

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

Irrespective of any interest shown by such a company, if any, we do not anticipate that our own activities with respect to Handcamp, Rusty Ridge, Collier’s, North Lucky or South Lucky will extend beyond conducting a preliminary feasibility study, where such a study is defined as having (i) established that a particular mining project appears viable, and (ii) concluded that an effective method of mineral processing can be adopted and is reasonably likely, in the reasonable opinion of a qualified person, to lead to the determination that all or a part of the mineral resource can be classified as a mineral reserve.

We carried out Phase I on Handcamp, the initial phase of exploratory drilling, during the summer of 2010.  We have had the core samples obtained thereby analyzed.  Based upon that review, management is cautiously optimistic about the results and is currently in the process of determining our next steps.  However, as discussed elsewhere herein, management presently plans to concentrate on the development of Ekom Eya.

Cash Requirements

We operate with virtually no capital.  We are currently attempting to raise sufficient funds to begin processing of the Ekom Eya’s tailings and waste dump and to fund further exploration.  We estimate that we will require an additional $250,000 to continue our present development of Ekom Eya and approximately an additional $7,050,000 to begin production on the Ekom Eya site as well as for working capital.  We are in discussions with prospective investors to provide such funding and anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months.  We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

We cannot assure you that $7,300,000 would be sufficient to enable us to fully fund our anticipated cash requirements during this period.  In addition, we cannot assure you that the requisite financing, whether over the short or long term, will be raised within the necessary time frame or on terms acceptable to us, if at all.  Should we be unable to raise sufficient funds we may be required to curtail our operating plans if not cease them entirely.  As a result, we cannot assure you that we will be able to operate profitably on a consistent basis, or at all, in the future.

None of the above figures refers to the financing that we would have to raise in order to contemplate making acquisitions of any other gold properties. While our business strategy includes acquiring additional gold properties, if possible, we have no present intention to acquire additional properties, in large part because we do not presently have the means to make any further acquisitions.  We would have to raise additional financing over and above the sums discussed above in order to contemplate making acquisitions of any additional gold properties.

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

Liquidity and Capital Resources

We had a cash balance of $23,096 as of the date of this quarterly report.

Cash flow from operations .

To date, we have generated no cash flow from operations.

Cash flows from shareholders .

Capital contributions provided by our parent company aggregated $971,436 as of June 30, 2012.

Should we be unable to obtain further capital contributions from Kat Exploration or otherwise raise sufficient funds, we will be required to curtail our operating plans if not cease them entirely.  Kat Exploration has extremely limited capital available.  We cannot assure you that we will receive further capital contributions from Kat Exploration in the future or otherwise generate the necessary funding to operate or develop our business.  Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Variables and Trends

Other than the Ekom Eya Project and the current exploration of the Handcamp, Rusty Ridge, Collier’s, North Lucky and South Lucky properties, we have no operating history with respect to our exploration, acquisition and development of gold properties.  However, Kat Exploration and all of our officers and directors have significant mining exploration, acquisition and development experience.

Commitments

As of the date of this quarterly report, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s, North Lucky and South Lucky properties. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Business Activities. We have not yet earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Enterprises” (“ SFAS No. 7 ”). Among the disclosures required by SFAS No. 7 are that our financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ equity and cash flows disclose activity since the date of our inception.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of June 30, 2012.  Our management intends, during the 2012 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

KAT GOLD HOLDINGS CORP.

August 8, 2012	By:	s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

August 8, 2012	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)