Form 10-Q
period 2012-09-30
Kat Gold Holdings Corp.
filed 2012-11-19
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ]  No [X]

As of November 14, 2012, there were 464,477,833 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2011 as filed with the SEC on April 16, 2012. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2011 and 2012 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	(Unaudited)	(Audited)
ASSETS	09/30/2012	12/31/2011

CURRENT ASSETS:
Cash	$18,760	$6,309
Security deposits	6,050	6,050
TOTAL CURRENT ASSETS	24,810	12,359

TOTAL ASSETS	$24,810	$12,359

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related party	$103,777	$-
TOTAL CURRENT LIABILITIES	103,777	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 2012 and December 31, 2011 of
which 2,500,000 preferred shares are designated but not issued at September 30, 2012	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
464,477,833 and 298,644,500 shares issued or outstanding at September 30, 2012
and December 31, 2011, respectively	464,489	298,645
Additional paid in capital	148,192,225	132,189,630
Deficit accumulated during the development stage	(148,735,680)	(132,475,916)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(78,967)	12,359

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,810	$12,359

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

					Cumulative
					Amount
	For the three months		For the nine months		from Inception
	ended September 30,		ended September 30,		(December 5, 2005)
	2012	2011	2012	2011	to Sept. 30, 2012
REVENUES:
Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

EXPENSES:
Wages	-	-	-	-	121,299
Geologist and geophysicist	-	-	-	-	105,579
Accounting and legal	33,153	-	70,284	87,635	336,794
Office and other expenses	11,317	-	27,190	614	41,218
Vehicle expenses	-	-	-	-	6,692
Claim option expenses	-	-	-	-	52,500
Drilling and excavation	10,250	-	62,290	-	251,570
Travel and entertainment	-	-	-	-	16,429
Assay and related	-	-	-	-	103,599
Total expenses	54,720	-	159,764	88,249	1,035,680

Loss from operations	$(54,720)	$-	$(159,764)	$(88,249)	$(1,035,680)

Impairment of mineral rights and properties purchased from related party	-	-	(16,100,000)	-	(35,000,000)
Impairment of Handcamp division property purchase	-	-	-	-	(112,700,000)
Total Impairments	-	-	(16,100,000)	-	(147,700,000)

Loss before income taxes	(54,720)	-	(16,259,764)	(88,249)	(148,735,680)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(54,720)	$-	$(16,259,764)	$(88,249)	$(148,735,680)

Basic and fully diluted net loss per share	$(0.0001)	$-	$(0.0429)	$(0.0005)	$(0.88)

Weighted average common shares outstanding	459,644,500	163,644,500	379,144,500	163,644,500	168,954,126

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2012	2011	to Sept. 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,259,764)	$(88,249)	$(148,735,680)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	16,100,000	-	35,000,000
Changes in operating assets and liabilities:
Security deposits	-	-	(6,050)
Due to related party	103,777	38,457	142,234
Outstanding checks in excess of bank balance	-	7,353	-
NET CASH (USED IN) OPERATING ACTIVITIES	(55,987)	(42,439)	(896,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions from related party	68,438	88,320	915,611
NET CASH PROVIDED BY FINANCING ACTIVITIES	68,438	88,320	915,611

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,451	45,881	18,760

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	6,309	-	-

END OF THE PERIOD	$18,760	$45,881	$18,760

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Long-Lived Assets - The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three and six months ended September 30, 2012 and 2011.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

Income Taxes - Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements – The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share - Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2012 and 2011.

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2012 and 2011 are summarized as follows:

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

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

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

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

The 161,000,000 common shares were valued at $0.10 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $16,100,000. The Company’s management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded in the second quarter of 2012.

NOTE 8 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three and nine months ended September 30, 2012 as well as for the three and nine months ended September 30, 2011.

NOTE 9 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 10 INCOME TAXES

For the nine months ended September 30, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $950,000 at September 30, 2012, and will begin to expire in the year 2025.

The provision for Federal income tax consists of the following at September 30:

	2012	2011
Federal income tax attributable to:
Current operations	$55,900	$30,000
Less: valuation allowance	(55,900)	(30,000)

KAT GOLD HOLDINGS CORP. (FKA BELLA VIAGGIO, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$332,500	$299,000
Less: valuation allowance	(332,000)	(299,000)
Net deferred tax asset	$-	$-

The valuation allowance increased by $33,500 and $9,000 in the nine months September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, we have generated no revenues but we have incurred expenses related to the drilling and exploration of Handcamp and the November Properties as well as certain preliminary work on Ekom Eya (collectively, the “Properties”).

We have no material income and/or assets other than the Properties and have cumulative losses since inception through September 30, 2012 of approximately $148,735,680.  We are a natural resources exploration stage company, formed for the purpose of exploring and discovering mineral properties. We are currently focused on the mining and resources sector and intend to attempt, subject to, among other factors, obtaining substantial financing, to continue to increase our holdings of gold and other precious metals and to begin processing the tailings and waste dump located at the Ekom Eya. Our principal objective is to attempt to locate, mine and sell mineral properties and to take advantage of the increased value of precious metals, and in so doing to become an efficient and profitable, precious metals exploration and mining company. We may also seek to enter into joint ventures with certain major mining companies rather than selling properties. In pursuing this goal, we currently intend to concentrate any funds we are able in the future to obtain, if any, to explore areas that we believe will have mineral resources.  Our current plan is to attempt to move forward to the next stage of production on the Ekom Eya and, if we are able to raise further financing beyond the $7,300,000 discussed below, to pursue in-depth exploration of the other Properties, which consists of ground geophysics, trenching and drilling.

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

In order to begin processing the tailings and waste dump, we have several possible operational approaches – each requiring varying capital and equipment costs.  The primary approach will involve seeking to raise approximately $7,300,000 in financing (of which approximately $4,700,000 would be dedicated to equipment costs).  This will allow high volume processing at Ekom Eya. Alternatively, we can begin work on a limited scale with as little as $250,000 in equipment.  This approach will involve purchasing several excavators and trucks, and have any ore that is discovered transported to a third party site for processing.  It is anticipated that if $7,300,000 is raised, there will be sufficient capital for us to generate positive cash flow from the Ekom Eya operations.  In the absence of raising funds in that amount, we will continue to do what preliminary work we can on Ekom Eya in anticipation of financing.

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

Irrespective of any interest shown by such a company, if any, we do not anticipate that our own activities with respect to Handcamp, Rusty Ridge, Collier’s or South Lucky will extend beyond conducting a preliminary feasibility study, where such a study is defined as having (i) established that a particular mining project appears viable, and (ii) concluded that an effective method of mineral processing can be adopted and is reasonably likely, in the reasonable opinion of a qualified person, to lead to the determination that all or a part of the mineral resource can be classified as a mineral reserve.

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

Cash Requirements

We operate with virtually no capital.  We are currently attempting to raise sufficient funds to begin processing of the Ekom Eya’s tailings and waste dump and to fund further exploration.  We estimate that we will require an additional $250,000 to continue our present development of Ekom Eya and approximately an additional $7,050,000 to begin production on the Ekom Eya site as well as for working capital.  We are in discussions with prospective investors to provide funding in the amount of up to $7,300,000 but would also accept funding in the amount of $250,000 until such time as additional funds could be raised.  We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months, though if we only receive an amount of $250,000 we would not be able to commence production on the Ekom Eya site, though it would permit us to begin limited processing of the tailings on the site.  While such limited processing would be likely to generate a certain amount of revenues, theoretically permitting us to reduce our aggregate cash requirements, we do not believe that full production could begin within a reasonable amount of time in the absence of our ability to raise the remaining approximately $7,050,000 that we are seeking.

We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis. We did, however, owe a related party the sum of $103,777.00 as of September 30, 2012.

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

None of the above figures refers to the financing that we would have to raise in order to contemplate further exploration and development of the Properties or making acquisitions of any other gold properties. While our business strategy includes acquiring additional gold properties, if possible, we have no present intention to acquire additional properties, in large part because we do not presently have the means to make any further acquisitions.  We would have to raise additional financing over and above the sums discussed above in order to contemplate making acquisitions of any additional gold properties.

Going Concern

As of September 30, 2012, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $18,760 as of the date of September 30, 2012.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $1,057,845 as of September 30, 2012.

We will receive no further capital contributions from Kat Exploration in the future. Please see “Cash Requirements” above for our existing plans with respect to raising the capital we believe will be required.

In the event that we are able to obtain the necessary financing to move forward with our business plan, we expect that our expenses will increase significantly as we attempt to grow our business. Accordingly, the above estimates for the financing required may not be accurate and must be considered in light these circumstances.

Variables and Trends

Other than the Ekom Eya Project and the current exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties, we have no operating history with respect to our exploration, acquisition and development of gold properties. However, Kat Exploration and all of our officers and directors have significant mining exploration, acquisition and development experience.

Commitments

As of the September 30, 2012, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Business Activities. We have not yet earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting for Development Stage Enterprises” (“SFAS No. 7”). Among the disclosures required by SFAS No. 7 are that our financial statements be identified as those of a development stage operation, and that the statements of operations, shareholders’ equity and cash flows disclose activity since the date of our inception.

Basis of Presentation. Our financial statements are presented on the accrual basis of accounting in accordance with GAAP, whereby revenues are recognized in the period earned and expenses when incurred. We follow SFAS No. 7 in preparing our financial statements.

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

Results of Operations

The nine months ended September 30, 2011 compared to the nine months ended September 30, 2012

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2012, total revenues were $0 and $0, respectively; and net losses were $88,249, and $16,259,764 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.  We recorded goodwill impairment of $16,100,000 during the nine months ended September 30, 2012.  The operating expenses for the nine months ended September 30, 2011 were $88,249 as compared to $159,764 for the nine months ended September 30, 2012.  A large portion of our expenses were accounting and legal expenses related to our obligations as a public company.

The losses for the nine months ended September 30, 2012 were primarily due to an impairment charge. The nature of the impairment charge is as follows.

On April 18, 2012, we executed a Securities Purchase Agreement with Global Gold, and the shareholders of Global Gold, pursuant to which we acquired all of the issued and outstanding shares of the capital stock of Global Gold. The consideration that we paid Global Gold was an aggregate of 161,000,000 shares of our common stock. The 161,000,000 shares of our common stock were valued at $0.10 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $11,600,000. Our management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded in the second quarter of 2012.

The year ended December 31, 2010 compared to the year ended December 31, 2011

For the year ended December 31, 2011 as compared to the year ended December 31, 2010, total revenues were $0 and $0, respectively; and net loss were $19,010,910 and $113,428,056, respectively. The net losses were attributable to operating expenses and primarily to impairment charges. The operating expenses for the year ended December 31, 2011 were $110,910 as compared to $728,056 for the year ended December 31, 2010. A substantial portion of our expenses for the year ended December 31, 2010 were related to our exploration activities that were conducted on the Handcamp property. During the year ended December 31, 2011 we did not conduct any exploration activities and a large portion of our expenses were accounting and legal expenses related to our obligations as a public company.

The losses for the years ended December 31, 2011 and 2010 were primarily due to impairment charges. The nature of the impairment charges are as follows.

During the year ended December 31, 2010, we acquired 100% of “Handcamp,” a gold property, from Kat Exploration in exchange for 161,000,000 shares of our common stock.  We issued 65,000,000 shares of our common stock to Kat Exploration on June 4, 2010, and the remaining 96,000,000 shares of our common stock were issued to Kat Exploration on September 14, 2010.  The shares of our common stock were valued at $0.70 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $112,700,000. Our management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

During the year ended December 31, 2011, we entered into an asset purchase agreement with Kat Exploration. We acquired 100% of the mineral rights that Kat Exploration then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky in exchange for 135,000,000 shares of our common stock.  We no longer have any rights to North Lucky.

The shares of our common stock were valued at $0.14 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $18,900,000. Our management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of September 30, 2012.  Our management intends, during the 2012 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

KAT GOLD HOLDINGS CORP.

November 19, 2012	By:	s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

November 19, 2012	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)