Form 10-K/A
period 2011-12-31
Kat Gold Holdings Corp.
filed 2012-11-21
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Kat Gold Holdings Corp. (the “Company”) for its fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on April 16, 2012 (the “Original Filing”). This Amendment is being filed solely to replace the Report of the Independent Registered Public Accounting Firm included the Original Filing.

No other changes have been made in this Amendment to the Original Filing. This Amendment speaks as of the original date of the Original Filing, does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.)

We have audited the accompanying balance sheets of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the period of inception (December 5, 2005) through the above two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Gold Holdings Corp. (FKA Bella Viaggio, Inc.) as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ (deficit) and cash flows for the period of inception (December 5, 2005) through the above two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KAT HOLD HOLDINGS, INC.

November 21, 2012	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
Title: Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Stead	President, Chief Executive Officer & Director	November 21, 2012
Kenneth Stead	(Principal Executive Officer)

/s/ Matthew Sullivan	Chief Financial Officer and Director	November 21, 2012
Matthew Sullivan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy Stead	Chief Operating Officer and Director	November 21, 2012
Timothy Stead

/s/ Thomas Brookes	Vice President and Director	November 21, 2012
Thomas Brookes

5