Form 10-K
period 2012-12-31
Kat Gold Holdings Corp.
filed 2013-06-20
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-Accelerated Filer [  ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 18, 2013, based upon the $.0039 per share closing price of such stock on that date, was $1,332,687. There were 341,714,675 shares of common stock issued and outstanding as of June 18, 2013.

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

PART I

ITEM 1.  BUSINESS.

Company Background

Kat Gold Holdings Inc. is a development stage company incorporated in the State of Nevada on June 6, 2007.  On April 28, 2010, Kenneth Stead, our president and chief executive officer, acquired 2,043,333 shares of common stock of our company, par value $0.001 per share, from Ronald A. Davis and Ronald G. Brigham for an aggregate purchase price of $275,272.  Simultaneously therewith, Mr. Stead purchased an additional 220,667 shares of our common stock from eleven other former shareholders of our company.  Consequently, Mr. Stead paid an aggregate purchase price of $305,000 for the 2,264,000 shares of our common stock, which constituted approximately 85.6% of all shares of common stock then issued and outstanding.  The foregoing share acquisition resulted in a change in control of our company.

On June 4, 2010, pursuant to a purchase agreement between our company and our parent company Kat Exploration, Inc., a company organized under the laws of Nevada, we acquired 100% of the mineral rights that KATX then held in and to “Handcamp,” a gold property (“Handcamp”) located in the Province of Newfoundland and Labrador, Canada from our parent company in exchange for 161,000,000 shares of our common stock.

Following our acquisition of Handcamp, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties.  On August 26, 2010 our name was changed to Kat Gold Holdings Corp.  As of the date of this prospectus, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp.

On November 25, 2011, pursuant to an asset purchase agreement between our company and our parent company Kat Exploration, Inc., we acquired 100% of the mineral rights that KATX then held in and to Rusty Ridge, Collier’s and South Lucky (each a “November Property” and collectively, the “November Properties”) located in the Province of Newfoundland and Labrador, Canada from our parent company in exchange for 135,000,000 shares of our common stock.  We sometimes refer to Handcamp and the November Properties collectively as the “Properties.”

On April 18, 2012, we executed a Securities Purchase Agreement (the “Purchase Agreement”) with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia (“Global Gold”), and the shareholders of Global Gold (the “Sellers”), pursuant to which we acquired all of the issued and outstanding shares of the capital stock of Global Gold.  The consideration that we paid (the “Purchase Price”) to the Sellers was an aggregate of one hundred sixty-one million (161,000,000) shares of our common stock, of which one hundred eighteen million, two hundred sixty-three thousand, one hundred fifty-eight (118,263,158) such shares payable to Thomas Brookes and Matthew Sullivan, the principals of Global Gold, were placed in escrow and will be released in accordance with the terms of an escrow agreement.

Our shares of common stock are eligible for quotation on the OTC QB maintained by the OTC Markets.  Despite the change of our name, our common stock remains quoted under the symbol “BVIG.”  We have never declared bankruptcy, we have never been in receivership, and we have never been involved in any legal action or proceedings. Since our inception, we have not, other than as described above and as more fully set forth under the heading “ Description of Business,” made any significant purchases or sales of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have no subsidiaries other than Global Gold, Inc.  Our fiscal year end is December 31.

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky,South Lucky and Ekom Eya, and have cumulative losses from inception through December 31, 2012 of approximately $132,575,295.

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
0
1
2
kilometers
Lic. 017308M
Gravel Roads

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

Expenditures of approximately $4.4 million are anticipated to be required to complete Phase II and Phase III, where implementation of Phase III will be contingent on the success of Phase II. We believe that additional expenditures in the approximate aggregate amount of $6.5 million will be required in order to advance a mineral deposit or deposits on Handcamp, if any, to the stage of the completed pre-feasibility study referred to above. Should any of the exploration phases prove unsuccessful at Handcamp, any financing raised for the execution of the work could be redirected to other projects such as thetherproperties we recently acquired.

5,462,000 mN
566,000 mE
568,000 mE
5,460,000 mN
5,458,000 mN
5,456,000 mN
L25N
L23N
L21N
L19N
L17N
L15N
L13N
L11N
L10N
L09N
L07N
L08N
L05N
L06N
L03N
L04N
L01N_B
L01S_B
L00
L01N_A
L02N
L03S_B
L02S
L01S_A
L04S_B
L03S_A
L04S_A
L05S
L07S
L06S
L09S
L08S
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

Glossary of Certain Terms

Felsic rock

High content of silicon, with predominance of quartz, alkali feldspar and/or feldspathoids: the felsic minerals; these rocks (e.g., granite, rhyolite) are usually light colored, and have low density.

Mafic rock

Lesser content of silicon relative to felsic rocks, with predominance of mafic minerals pyroxenes, olivines and calcic plagioclase; these rocks (e.g., basalt and gabbro) are usually dark colored, and have a higher density than felsic rocks.

Tuff

ock composed of compacted volcanic ash varying in size from fine sand to coarse gravel; at Handcamp the tuffs were probably deposited subaqueously.

Chlorite

A generally green or black secondary mineral (Mg, Fe, Al) 6(Si, Al) 4O10 (OH) 8, often formed by metamorphic or hydrothermal alteration of primary dark rock minerals, resembles mica.

Chloritization

The introduction of, production of, replacement by, or conversion into chlorite.

Silicification

To become converted into or impregnated with silica.

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

Electromagnetic survey (“EM”)

Measurement of the apparent resistivity of the sub-surface by recording the response of a secondary electrical field induced by the pulsing of a current through a fixed or mobile loop. Used in mineral exploration to detect conductive materials such as massive sulfides, graphite-rich rocks are also detected by EM surveys.

Magnetic survey

When carrying out a magnetic survey, airborne or ground magnetometers are used to search for magnetic anomalies in the Earth’s magnetic field. The anomalies are an indication of concentrations of magnetic minerals such as magnetite, pyrrhotite and ilmenite in the Earth’s crust. The survey is useful in differentiating different rocks types that have different concentrations of magnetic minerals as well as detecting concentrations of magnetic minerals such as pyrrhotite (iron sulfide) that may be associated with other minerals of economic interest such as chalcopyrite (copper iron sulfide), sphalerite (zinc sulfide) and/or galena (lead sulfide).

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

Our Ghanaian Business

Ownership

On January 13, 2012, Global Gold, Inc., a Ghana corporation and wholly owned subsidiary of Global Gold (“GGI Ghana”), executed an agreement with the Ekom Eya Cooperative, a cooperative association registered under the laws of Ghana (“Ekom Eya”), pursuant to which GGI Ghana would undertake all operations and costs associated with the mining of the Ekom Eya property.  In exchange, GGI Ghana would provide Ekom Eya with a 15% royalty of gross revenue resulting from the operations. GGI Ghana also pledged 1% of its profits towards the development of the local communities.

The 2006 Minerals and Mining Act in Ghana provide a range of available fixed and renewable mineral rights.  Mining concessions are governed by mining leases granted by the Ghanaian government. Licenses are awarded for different time periods, and have different renewal clauses.  The license for the Ekom Eya concession is for renewable periods of 5 years, with the most recent 5 year renewal occurring on April 4, 2012 and lasting until April 2017.

This license held by the Ekom Eya may be revoked at any time by the Ghanaian government where  the licensee has contravened or failed to comply with any of the terms and conditions of the Minerals and Mining Act, 2006 (Act 703). Ekom Eya is responsible for paying an annual fee of GH¢50,000 Ghana Cedis (approximately $26,000 USD as of September 25, 2012) payable annually.  Ekom Eya has an outstanding loan of GH¢209,137.50 (approximately $110,000 USD as of September 25, 2012) due before January 2, 2013.

Based on previous drillings, we believe there to be an inferred gold resource of 266,380 ounces in the Ekom Eya property.

Our Managing Director in Ghana is Thomas Brookes.  For more than 30 years, Mr. Brookes has been involved in the exploration and extraction of natural resources from drilling for oil and natural gas in Canada’s high arctic to prospecting for gold in northwest British Columbia and the Yukon Territory as the president of Virgin Gold Inc.

Location

The concession consists of an approximate area of 24.98 acres lying to the North of Latitude 6° 29' 00"; and to the South of Latitude 6° 30' 10"; East of Longitude 2° 18' 26"; and to the West of Longitude 2° 18" 08" in the Bibiani-Anhwiaso-Bekwai District of Western Region of the Republic of Ghana.   The site is located in Western Ghana, 250 kilometers North-West of Accra.  The Ekom Eya concession is accessible by road through the Bibiani mine site via the village of Lineso Donkoto and is approximately 7 kilometers to the north of Bibiani Township.

Location of the Ekom Eya Property - “A” marks the location of the Ekom Eya Operations

The Ekom Eya Small Scale Permit is located about 800 meters north of the northern boundary of the Bibiani mine concession. It is 3.5 kilometers from the Bibiani plant site, is accessible by road through the Bibiani mine site via the village of Lineso Donkoto and is approximately 7 kilometers to the north of Bibiani Township.

The area around the shaft is fairly flat. To the north there is a gentle slope down towards the Pamunu River, with an area a few hundred meters to the north of the shaft becoming rather swampy during the rainy season.

The Pamunu River and its tributaries form the drainage system, with the Pamunu a semi-perennial river as it can sometimes dry up during March – April. To the east, a wide shallow valley is filled with the tailings of the old mine and to the South a moderate valley develops, which crosses the trace of the ore body at an acute angle.

Maximum and minimum height recorded in the vicinity is 400 meters and 200 meters above mean sea level, respectively.

Location of the Ekom Eya Property

Geology

The concession falls within the Sefwi-Bibiani Greenstone Belt in contact with metasediments comprising phyllites, greywackes and tuffs. The rock successions have been metamorphosed to greenschist facies and tight isoclinal and over turned folds are present on small scales.  Dips are generally steep between 50°-55°E in the northern section and dips between 70˚-90˚E in the southern section. The general strike is N-NNE.

Historical Drill Program

In March 1998, a 23 hole drilling program of 2,091 meters was conducted. The holes were pre-collared by 50-65 meters of RC drilling and were completed by 15-30 meters diamond drilling (NQ). The holes were aimed at the interface of transition to sulphides, but a few deeper holes were drilled as well. Results include 19.2g/t over 1.2 meters next to a stope which implies that the wallrocks are mineralized in the mined out areas. Another intersection was 12.1g/t over 4.3 meters.

Substantial core losses were reported and assay results were rather nominal.  It appears that the ore shoots away from the old stopes pinch and often nearly totally disappear, leaving a thin graphitic shear as only indication of the continuation of the reef.

Soil Sampling.

More than 10,000 meters of lines were cut and sampled at 30 meter intervals. Several modest anomalies were revealed.

1

123000
125000
127000
129000
130000
131000
133000
135000
137000
216000
214000
212000
210000
208000
206000
204000
202000

Legend
Concessionmap_032005_dd_leigon_clarke1880
bibiani soils
AUPPB
0.50 - 25.00
25.01 - 50.00
50.01 - 100.00
100.01 - 500.00
500.01 - 39900.00
Meters
0
1,125
2,250
4,500
6,750
9,000

Mobile Metal Ion special sampling was carried out over the Ahyireso soil anomaly just to the north of the Pamunu River during 1999.  A total of about 100 samples were sent to Canada for this analytical technique.

Recent Work

The Bibiani North ore body strikes virtually north-south. Artisanal workings into the near surface sub rock delineate the ore body over a distance of approximately 600m, which consist of up to 10 meters of thick quartz veins in carbonaceous and graphitic schists or phyllites. The host rocks are often mineralized with disseminated lower gold grades, which increase the overall widths of the ore body to approximately 12 meters.

The most current exploration work on the site was carried out by Central African Gold Limited in 2007 when some 3,441 meters of RC drilling was completed. Main targets were the ore zones below the 4th level to avoid the old workings concentrated above the 4th level where substantial highly mineralized wallrocks and pillar supports were left by earlier mining which followed and extracted ore shoots.

Some 400 meters of the total was expended on an eastern zone located over 200 meters from the main ore body of interest.

Reasonable intersections were encountered during this drilling. Cumulative intersected widths total 67 meters with an overall average width of 4.79 meters and average grades of 3.86 g/t.

Quartz veins, sheared graphitic phyllites and quartz stockworks make up the geology of the ore zones. Quartz porphyry was also associated with mineralization in several instances. Sulphides such as pyrite, arsenopyrite, pyrrhotite and chalcopyrite occur with the gold and the schistose host rocks exhibit carbonate alteration.

BH	Collar Information				Depth (m)	Intersection				Geology
ID	East	North	Azim (Mag)	Dip	R/C	From	To	Length	g/t	Lithology	%Qtz total
BH18	10,834.	9,837.31	269	-50	201	173.0	179.0	6.00	1.40	Sheared Phyllite	5
BH 19	10,788.	9,902.84	269	-50	201	163.0	165.0	2.00	0.68	Sheared Phyllite	1
BH 20	10,742.	9,968.37	269	-50	201	159.0	165.0	6.00	0.98	Sheared Phyllite	1
BH 09	10,611.	9,876.60	269	-50	40			0.00
BH 12	11,155.	9,378.58	269	-50	200			0.00
BH 11	11,201.	9,313.05	269	-50	201			0.00
BH 10	11,136.	9,267.16	269	-50	174			0.00
BH 01	9,282.2	8,627.92	322	-50	151	151.0	157.0	6.00	3.90	Phyllite/Qtz	30
BH 23a	11,167.	9,968.00	274	-50	101	174.0	176.0	2.00	0.75
BH 22a	11,178.	9,808.39	325	-50	150	172.0	176.0	4.00	25.4	Phyllite/Qtz
BH 21a	11,121.	9,659.02	325	-50	150	164.0	172.0	8.0	22.0	Qtz vein /Phyllite
BH 14	11,018.	9,575.18	269	-50	201	163.0	165.0	2.00	2.46	Phyllite/Dyke	20
BH 13	11,064.	9,509.65	269	-50	201			0.00
BH 15	10,972.	9,640.71	269	-50	201	159.0	171.0	12.00	1.69	Sheared Phyllite/Qtz	40
BH 16	10,926.	9,640.71	269	-50	198	157.0	160.0	3.00	1.09	Sheared Phyllite/Qtz	5
BH 17	10,880.	9,771.77	269	-50	198	170.0	172.0	2.00	0.50	Phyllite/Dyke	1
BH 23	10,649.	10,123.7	270	-50	198	148.0	150.0	2.00	0.60	Sheared Phyllite/Qtz	10
						174.0	176.0	2.00	0.75	Sheared Phyllite/Qtz	5
BH 22	10,682.	10,074.0	270	-50	198	152.0	156.0	4.00	4.74	Graphitic Phyllite	3
						168.0	176.0	8.00	24.2	Qtz vein	70
BH 21	10,716.	10,024.2	270	-50	198	164.00	172.00	8.00	10.3	Phyllite/Qtz	10
BH 24	9,282.2	8,657.92	270	-50	178	168.00	172.00	4.00	0.60	Porphyry/Qtz	3
20					3,441

Bibiani North Boreholes Summary

The drill hole plan view with intersections indicate gold mineralized trend is in a north-south direction along almost the entire 600 meter length of the permit.

Tons	Au g/t	Au oz
CAG	708,554	4.70	106,998
Total	2,089,431	5.60	375,854

203250 N
203000 N
202750 N
202500 N
202250 N
202000 N
201750 N
128750 E
129000 E
129250 E
129500 E
129750 E
130000 E
130250 E
130500 E
130750 E
Old Shafts
Composite Grades
0.5 – 1.0 g/t
1.0 – 2.0 g/t
2.0 – 3.0 g/t
3.0 – 5.0 g/t
> 5.0 g/t

Inputting of all available data on the concession gave indicated gold resources of about 1,380,887 tons at 6.0g/t (266,380 ounces) within the confines of the concession. However strike extensions remain open at both ends and at depth.

Concession History

The ore body was discovered by the Gold Coast Selection Trust in 1933 when it was excavating a trench in the vicinity of an auriferous quartz float. The trust carried on prospecting and finally exploited the ore body actively from 1939 to 1941 during which approximately 30,000 ounces of gold were extracted from some 90,000 tons of ore at an average grade of 10 grams per ton. It is reported that gold recovery at that time was about 80%. This high recovery is doubtful as later studies located waste dumps of the old mine with grades ranging between 4 grams per ton and 5 grams per ton. It is therefore deduced that gold recovery at that time might have hovered around 55%. Selective high grade mining was the order of the day and it is common to find grades as high as 7.0 grams per ton in the old waste dumps and in the adjoining walls of mined out open spaces.

In 1964, International Gold Resources (“IGR”) obtained the rights to explore the area.  A blanket soil geochem was carried out and striking soil anomalies occurred over the Ekom Eya property. However, an airborne geophysical survey carried out failed to identify an ore body.

In 1996, Ashanti Goldfields (“AGC”) took over IGR and concentrated on operating the Main Bibiani open pit. However, AGBL, a subsidiary of AGC, was brought on board to delineate any economic mineralization within the Bibiani North License area. AGBL carried out sampling of the old mine waste dump estimated to be 30,000 tons and located just north of the old shaft in 1997 and reported grades between 4 grams per ton and 5 grams per ton.

Tailings of the old mine were deposited in a wide shallow valley lying to the east of the ore trend. This valley drains north-easterly into the semi perennial Pamunu River. Soil sampling indicated that tailings might have been washed into the Pamunu River and it is estimated that about 60,000 tons can be retrieved.

These findings encouraged AGBL to pursue a 23-hole drilling program in 1998. The holes were pre-collared by 50-65 meters of reverse circulation drilling and were completed by 15-30 meters diamond drilling. The holes were aimed at the interface of transition to sulphides, but a few deeper holes were drilled as well. Results include 19.2 grams per ton over 1.2 meters next to a stope which invariably is a skin of a mined out stope. Another intersection was 12.1 grams per ton over 4.3 meters.

The Bibiani North ore body strikes virtually north-south. A distance of approximately 600 meters is marked by artisanal workings into the near surface sub rock which consist of up to 10 meters of thick quartz veins in carbonaceous and graphitic schists or phyllites.

Current Operations

Two submersible pumps are in use for dewatering the old shaft sunk by the Gold Coast Selection Trust in 1937 to enable future mining to take place.

Operational Rollout

We are seeking up to $7.3 million in financing to purchase equipment and for working capital to launch the Ekom Eya mining operation project. This will provide capital to begin production as well as assess and implement the working on the balance of Ekom Eya Mining Operation's deposit.

Our budget, assuming the requisite financing is raised, would allow us to locate & purchase good equipment to be used for processing the main ore body at launch. There is an expected 6 month wait time between placing the order of the In-line leach reactor (made by Gekko in Australia) and receiving the equipment. In the interim, we intend to use a CIL reactor and additional equipment (sourced in Africa) to work the existing ore. The mining equipment to be acquired includes (i) heavy equipment, such as bulldozers and excavators, (ii) crushing and grinding equipment, (iii) gravity recovery equipment, (iv) assorted vehicles, (v) generators, (vi) pumps, and (vii) a camp.  There is road access directly to the property as is municipal electric power.

Expenditures to date on the concession are $136,994.  The cost of historical drilling and other testing on the property by previous concession owners, while substantial, is unknown.

Ghana Overview

The Republic of Ghana hosts one of the world’s largest gold operations in Obuasi, near Accra, and is Africa’s second-largest producer and exporter of gold after South Africa. The nation’s mining industry is dominated by foreign entities and its mining portfolio also consists of diamonds, manganese and bauxite. The basic law governing the mining industry is the Minerals and Mining Act 2006 (Act 703), which grants the president the power to grant mining rights. According to data from the Ghana Chamber of Mines, Ghana's gold output increased by 4% to 2.6 million ounces in 2008. Gold accounts for approximately 90% of Ghana's income from minerals. According to The Statesman’s web site, the value of the mining industry is expected to increase from US $1.03bn in 2008 to US $3.14bn in 2013.  We believe that the Ghanaian mining industry has a promising future based largely on its untapped mining potential and stable government along with a reasonable tax regime. In its newly released Ghana Mining Report Q108, Business Monitor International forecasts the mining industry to register an average growth of over 4% per annum over the period from 2008 to 2012.

Ghana in 1957 became the first sub-Saharan country in colonial Africa to gain its independence. It has a population of approximately 24 million people, an unemployment rate of approximately 11% (2000 estimate) and is a constitutional democracy. Well-endowed with natural resources, Ghana has roughly twice the per capita output of the poorest countries in West Africa according to the CIA World Factbook.

The Republic of Ghana is located on the coast of West Africa (Southern portion), and has been well known for its gold deposits since the 15th century. The tradition of gold mining has continued today, with a large number of mines operating in the country’s famous gold belts. Relative to its neighboring countries, Ghana is a stable country with a strong democracy. Ghana is ranked quite highly in international freedom and prosperity indices.

Ghana is an English-speaking constitutional democracy that has enjoyed peace and stability since its Constitution was passed in 1992. It is dedicated to a multi-party democracy and is considered one of the most stable governments on the continent. This has contributed to GDP growth (5.5% real growth in 2007), improved Foreign Direct Investment (according to the IMF, Foreign Investment grew from US$155M in 2000 to US$450M in 2006), and improved poverty rates (fallen from 52% in 1992 to 28% in 2006). Given Ghana’s history of gold production (Ghana was at one time known as the Gold Coast), the government is accustomed to dealing with resource companies and has created a mining-friendly environment.

Ghana boasts a readily-available work force with experienced miners and a tropical climate that provides favorable year-round mining conditions. As a testament to the favorable work environment, Ghana is host to many of the major gold producers including Newmont and Goldfields and Mid-tiers such as Redback.

Business Strategy

Our business strategy includes attempting to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

We intend, subject to obtaining the requisite financing, to build our business through the exploration and development of the existing Handcamp property as well as our South Lucky and Rusty Ridge properties, though as noted elsewhere in this prospectus we are currently concentrating on our Ekom Eya property. Our strategy is to diversify our revenue sources by combining the secure and reliable revenue source of producing gold properties with the potential of gold exploration projects. However, we will not be able to implement our strategy without additional financing. We plan to explore and stake new gold properties, acquire development stage gold exploration properties, carry out exploration programs on the acquired properties, and develop any viable gold producing properties we discover, acquire and are able to pursue, assuming that we are able to raise the requisite financing for such activities.

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

We are an exploration stage company with limited operating history.

We are an exploration stage company with no operating history in the mineral exploration field. These two factors make it impossible to reliably predict future growth and operating results. Accordingly, we are subject to all the risks and uncertainties which are characteristic of a relatively new business enterprise, including the substantial problems, expenses and other difficulties typically encountered in the course of its business, in addition to normal business risks.  We face a high risk of business failure because we have commenced extremely limited business operations and have no revenues. We were organized in 2006, have not earned any revenues as of the date of this prospectus and have had only losses since our inception related to the drilling and exploration of Handcamp. We expect to continue to incur losses well into the future. There is no history upon which to base any assumption as to the likelihood that our business will be successful, and there can be no assurance that we will be able to raise sufficient capital to begin operations, that we will generate significant operating revenues in the future or that we will ever be able to achieve profitable operations in the future. We face all of the risks commonly encountered by other businesses that lack an established operating history, including, but not limited to, the need for additional capital and personnel, and intense competition.

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

We currently do not have resources to complete our exploration activities or to fund acquisitions.   While our strategy formerly included conducting Phase II and Phase III of our exploration program with respect to the Handcamp property and exploration activities with respect to the other properties we have acquired, we have since our acquisition of Global Gold determined to concentrate our efforts on the Ekom Eya property in Ghana. We believe that additional expenditures in the approximate aggregate amount of $7.3 million will be required in order to fully develop and begin operations on the Ekom Eya property. However, we continue to conduct limited operations on our Handcamp property and have postponed rather than cancelled our plans with respect to Handcamp and the other Properties located in Newfoundland. We will require additional funds beyond the $7.3 million referred to above to commence exploration activities with respect to our other Properties.  To date, we have no available sources of financing.

To date, we have funded such activities by the issuance of our stock which has caused dilution to our current shareholders.  We will require additional funding to pursue our plan of operations.  We have no current acquisition agreements and/or understandings to effect any acquisitions. However, we may consider making acquisitions in the future. Any such acquisitions may include other gold, copper and other properties that our management believes to be potentially significant as well as necessary in order for our company to reach our goal of becoming a gold producer.

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

Kenneth Stead is our chief executive officer and a member of our board of directors. In addition, Mr. Stead is the president, a member of the board of directors and a controlling shareholder of Kat Exploration, Inc., our parent company. The price that we paid as well as the other terms of the acquisition agreement providing for our acquisition of Handcamp and the acquisition of Rusty Ridge, Collier’s, North Lucky (to which we no longer have any rights) and South Lucky were determined solely by Mr. Stead based upon his belief of the fair value of each property. There was no fairness opinion issued, nor was there a special committee of independent directors formed to evaluate the fairness of the transaction, whether to or on behalf of the shareholders of either our company or our parent company. Because Mr. Stead acted and negotiated on behalf of both entities, he may have had a conflict of interest with regard to the value of the properties as well as on his belief of the fair value of the shares of our common stock that we issued to our parent company in our acquisition of the properties. As a result, we cannot assure you that the acquisition of the properties was fair either to our company, our parent company and/or their respective shareholders.

Our relationship with our parent company may lead to a conflict of interest for our management even after completion of the Spin-Off.

Kat Exploration, our parent company, presently owns approximately 64% of the shares of our common stock; as a result, our parent company exercises control of our company. In addition, there are significant similarities between the two entities’ personnel in that two of our four board members (Messrs. Ken and Timothy Stead) are also board members of our parent company. At present, therefore, if a conflict between the best interests of our parent company and our company should arise, our parent company would be able to determine the outcome of any such conflict without regard to the best interests of our minority shareholders.

Subsequent to the Spin-Off, however, our parent company will only own 34,525,306 shares of our common stock, or approximately 7.4% of our shares.  In addition, of the 261,474,694 shares of our common stock to be spun off, 83,360,325 of such shares, or approximately 17.9%, will be received by officers and directors of our parent company.  These individuals (Messrs. Ken and Timothy Stead) are also officers and directors of our company.  As a result, while our parent company and its executive officers and directors will be able to exercise less control of our company than they can now, they will still beneficially own approximately 25.8% of our shares.  Consequently, to the extent a conflict of interest were to arise between our company on the one hand and that of our parent company and its executive officers on the other hand, Messrs. Stead and our parent company would still be able to exert substantial influence over the outcome of any such conflict.  We cannot assure you that our parent company and its executive officers and directors would act in our and our shareholders’ best interests even after the Spin-Off.

Our auditors have expressed a going concern opinion.

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2011 and December 31, 2010 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

We will require additional capital to pursue our business plan; if we are unable to raise sufficient capital to meet our needs, we may be required to cease operations.

We have no material revenues, income and/or assets (other than Handcamp, the other Properties and the Ekom Eya property) and have cumulative losses from inception through June 30, 2012 of approximately $148,680,960.  We have financed our operations since inception through private placements of our securities as well as capital contributions from our parent company. We will need to obtain additional financing to, among other things, fund any future exploration, mining and drilling projects that we attempt to undertake and for general working capital purposes. Any additional equity financing may be dilutive to our shareholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. We cannot assure you that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the condition of the capital markets, our capital structure, the development stage of our company, the lack of a market for our shares of common stock, and our lack of profitability, all of which could impact the availability or cost of future financings. If we are unable to raise capital or sufficient capital to meet our needs, we may be required to cease operations. In addition, and as is also disclosed in our financial statements, these matters raise substantial doubt about our ability to continue as a going concern.

We are heavily dependent on our management and a loss of any member of our management, particularly Mr. Kenneth Stead, would be severely detrimental to our prospects.

We have a very limited management and number of employees. We are highly dependent on all members of our management, in particular Mr. Kenneth Stead. Our future performance will be substantially dependent on the continued services of our management and the ability to retain and motivate them. The loss of the services of any of our officers or directors, particularly those of Mr. Stead, would materially and adversely affect our business and operations. If he were to resign, there is no guarantee that we could replace him with qualified individuals in a timely or economic manner, if at all.  At the present time, we do not maintain any “key-man” life insurance policies.

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

We have not paid any cash dividends and do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We anticipate that earnings, if any, which may be generated from operations will be used to finance our continued operations.  Investors who anticipate the immediate need of cash dividends from their investment should refrain from purchasing any of our securities.

We may be exposed to risks relating to our disclosure controls and procedures and may need to incur significant costs to comply with applicable requirements.

Based on the evaluation done by our management at June 30, 2012, management concluded that our disclosure controls and procedures were ineffective in that we could not assure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to management so as to allow timely decisions regarding required disclosures.  Our disclosure controls and procedures are primarily adversely affected by the lack of experience within our company in complying with the requirements of a publicly reporting entity; specifically, management concluded that we have insufficient personnel resources with sufficient technical accounting expertise within our accounting function.  We are seeking to engage experienced professionals to augment our financial staff to address issues of timeliness and completeness in financial reporting when preparing SEC filings. No assurances can be given that we will be able to adequately remediate existing deficiencies in our disclosure controls and procedures. Although we believe that these corrective steps will enable our management to conclude that our disclosure controls and procedures are effective when all of the additional financial staff positions are filled and other remediation plans are implemented, we cannot assure you that this will be sufficient.

We may be unable to maintain an effective system of internal control over financial reporting, and as a result we may be unable to accurately report our financial results.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources and systems. If we fail to maintain an effective system of internal control over financial reporting, we could experience delays or inaccuracies in our reporting of financial information, or non-compliance with the Commission, reporting and other regulatory requirements. This could subject us to regulatory scrutiny and result in a loss of public confidence in our management, which could, among other things, cause our stock price to drop.

You may not be able to enforce your claims in Canada or Ghana

While our company is a Nevada corporation, virtually all our assets are located in Newfoundland, Canada and Ghana.  We cannot assure you that a court located in Canada or Ghana would not deem the enforcement of foreign judgments requiring our company to make payments outside of Canada or Ghana, as applicable, to be contrary to policy and/or unenforceable in Canada or Ghana, as applicable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2.  In 2010 we acquired 100% of the mineral rights in and to “Handcamp,” a gold property located in the Province of Newfoundland and Labrador, Canada.  Our telephone number is (709) 368-9223.  South Lucky and the Rusty Ridge properties are located in eastern Newfoundland on the Bonavista Peninsula. Collier’s is also located in eastern Newfoundland but is situated on the Avalon Peninsula.  The Ekom Eya property is located in the Bibiani Gold Belt of Ghana.

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

Year 2010	High	Low

First Quarter	$0.39	$0.19
Second Quarter	$0.71	$0.10
Third Quarter	$0.85	$0.15
Fourth Quarter	$0.75	$0.10

Year 2011	High	Low

First Quarter	$0.29	$0.07
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.30	$0.12

Year 2012	High	Low

First Quarter	$0.51	$0.03
Second Quarter	$0.12	$0.03
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.10	$0.02

On June 18, 2013, the closing price of our common stock as reported on the OTC-BB was $.0039  per share.

Stockholders

As of December 31, 2012, there were approximately 18 holders of record of our common stock.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2012, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky,South Lucky and Ekom Eya, and have cumulative losses from inception through December 31, 2012 of approximately $132,575,295.

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

Plan of Operations

Our strategy is a combination of processing ore on the Ekom Eya Project; to eventually further develop Handcamp and the November Properties, and to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

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

In order to begin processing the existing ore, we have several possible operational approaches – each requiring varying capital and equipment costs.  The primary approach will involve seeking to raise approximately $7,300,000 in financing (of which approximately $4,700,000 would be dedicated to equipment costs).  This will allow high volume processing at Ekom Eya. Alternatively, we can begin work on a limited scale with as little as $250,000 in equipment.  This approach will involve purchasing several excavators and trucks, and have the ore transported to a third party site for processing.  It is anticipated that if $7,300,000 is raised, there will be sufficient capital for us to generate positive cash flow from the Ekom Eya operations.  In the absence of raising funds in that amount, we will continue to do what preliminary work we can on Ekom Eya in anticipation of financing.

We operate with virtually no capital. We are presently attempting to raise sufficient funds to enter into production on the Ekom Eya and fund further exploration.  We cannot assure you that we will be able to put the Ekom Eya project into production or to further develop the other Properties.

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

Cash Requirements

We operate with virtually no capital.  We are currently attempting to raise sufficient funds to begin processing of the Ekom Eya’s ore and to fund further exploration.  We estimate that we will require an additional $250,000 to continue our present development of Ekom Eya and approximately an additional $7,050,000 to begin production on the Ekom Eya site as well as for working capital.  We are in discussions with prospective investors to provide funding in the amount of up to $7,300,000 but would also accept funding in the amount of $250,000 until such time as additional funds could be raised.  We anticipate that the receipt of such funds would enable us to satisfy our cash requirements for a period of six (6) months, though if we only receive an amount of $250,000 we would not be able to commence production on the Ekom Eya site, though it would permit us to begin limited processing on the site.  While such limited processing would be likely to generate a certain amount of revenues, theoretically permitting us to reduce our aggregate cash requirements, we do not believe that full production could begin within a reasonable amount of time in the absence of our ability to raise the remaining approximately $7,050,000 that we are seeking.

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

Going Concern

As of the date of this prospectus, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $477 as of the date of this prospectus.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of December 31, 2012.

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

Commitments

As of the date of this prospectus, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations for the year ended December 31, 2011 and the year ended December 31, 2012

For the year ended December 31, 2012 as compared to the year ended December 31, 2011, total revenues were $0 and $0, respectively; and net loss were $17,503,783 and $19,010,910, respectively. The net losses were attributable to operating expenses and write-down on assets.   The operating expenses for the year ended December 31, 2012 were  $1,403,783 as compared to  December 31, 2011 were $110,910.  During the year ended December 31, 2012 we did not conduct any exploration activities and a large portion of our expenses were accounting and legal expenses related to our obligations as a public company.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors as of the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

Name	Age	Position(s)
Kenneth Stead	56	President, Chief Executive Officer and Director
Timothy R. Stead	43	Chief Operating Officer and Director
Thomas Brookes	69	Vice President and Managing Director of the Ekom Eya Mine Division and Director
Matthew Sullivan	39	Assistant Vice President of the Ekom Eya Mine Division, Chief Financial Officer and Director

Kenneth Stead

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

Timothy R. Stead

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

Thomas Brookes

Mr. Brookes was appointed to his current positions on April 18, 2012.  Mr. Brookes has been involved in the exploration and extraction of natural resources for more than thirty years. His past experience ranges from drilling for oil and natural gas in the Canadian High Arctic to many years prospecting for gold in Northwest British Columbia and the Yukon Territory. Prior to its acquisition by us, since June of 2011 Mr. Brookes was the Chief Executive Officer of Global Gold, a mining exploration company that secured the operating rights to the Ekom Eya mining concession. From January 2000 through the present, Mr. Brookes has also served as the Chief Executive Officer of Virgin Gold, Inc., a business offering contracting and drilling services based in Inuvik, NWT.

Mr. Brookes brings to the Board significant operational experience in the mining industry.  His prior business experience, along with his tenure at our company, gives him a broad and extensive understanding of our operations and the proper role and function of the board of directors.  In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

Matthew Sullivan

Mr. Sullivan was appointed to his current positions on April 18, 2012, except that he became our Chief Financial Officer on May 4, 2012.  Mr. Sullivan has worked with a wide variety of well-established ventures and early stage companies in strategic and business operations with a focus on venture capital and business analysis. Mr. Sullivan was the Chief Financial Officer of Global Gold since June 2011 prior to being acquired by us. He has also been the principal of Sullivan & Associates Ltd., a financial consulting firm, since January 2000, and the Chief Operating Officer of Asana International, a global consumer health products company, since October 2011.

Mr. Sullivan brings to the Board significant operational experience in the mining industry.  His prior business experience, along with his tenure at our company, gives him a broad and extensive understanding of our operations and the proper role and function of the board of directors.  In addition, his background allows him to bring to the board of directors extensive knowledge about our industry.

All of our directors hold their positions on the Board until our next annual meeting of shareholders and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the Board.

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

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the company is not aware of any failures to file reports or report transactions in a timely manner during the company’s fiscal year ended December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Kenneth Stead (President and CEO)	2012	0	0	0	0
	2011	0	0	0	0

Timothy Stead (Vice President, Field Operations)	2012	0	0	0	0
	2011	0	0	0	0

Thomas Brookes	2012	0	0	0	0
	2011	0	0	0	0

Matthew Sullivan	2012	0	0	0	0
	2011	0	0	0	0

David Barnes*	2012	0	0	0	0
	2011	0	0	0	0

*Mr. Barnes resigned as Chief Financial Officer as of April 12, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently have an equity compensation plan in place for our executives.

Employment Agreements

Kat Gold Holdings has employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 464,477,833 issued and outstanding shares of common stock as of May 25, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

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

Name and address of Beneficial Owner	Number of shares	Percent of shares (1)
Directors and Named Executive Officers (2):
Kenneth Stead(3)	302,764,000	88.60%
Matthew Sullivan	0	- - -
Timothy Stead	0	- - -
Thomas Brookes	0	- - -
All Officers and Directors as a Group	302,764,000	88.60%

5% or Greater Beneficial Owners
Kat Exploration, Inc.(3) 1149 Topsail Rd. Mount Pearl, Newfoundland, A1N 5G2	302,764,000	88.60%

(1)

Beneficial ownership is calculated based on the 341,714,675 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder.  The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

Acquisition of Global Gold and the Ekom Eya Properties

On April 18, 2012, we executed a Securities Purchase Agreement (the “Purchase Agreement”) with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia (“Global Gold”), and the shareholders of Global Gold (the “Sellers”), pursuant to which we acquired all of the issued and outstanding shares of the capital stock of Global Gold.  The consideration that we paid (the “Purchase Price”) to the Sellers was an aggregate of one hundred sixty-one million (161,000,000) shares of our common stock, of which one hundred eighteen million, two hundred sixty-three thousand, one hundred fifty-eight (118,263,158) such shares payable to Thomas Brookes and Matthew Sullivan, the principals of Global Gold, were placed in escrow and will be released in accordance with the terms of an escrow agreement.

Capital Contribution

We have no cash balances as of the date of this Annual Report. Our principal source of funds has been cash supplied by our parent company, which has contributed an aggregate of $885,630 through December 31, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$20,000	$20,000
Audit-related fees	$	$
Tax fees	$	$
All other fees	$10,500	$10,500
Total	$30,500	$30,500

Audit Fees

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal year ended December 31, 2012 amounted to $20,000.

Audit-Related Fees

During the fiscal year ended December 31, 2012, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $10,500.

Tax Fees

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal year ended December 31, 2012 was $0.

All Other Fees

During the fiscal year ended December 31, 2012 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2012, though our board of directors has approved the services described above for such year.

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

KAT HOLD HOLDINGS, INC.

June 19, 2013	By:	/s/ Kenneth Stead
Name: Kenneth Stead
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Stead	June 19, 2013
Name: Kenneth Stead
Title: Chief Executive Officer (Principal Executive Officer), and Director

By:	/s/ Timothy R. Stead	June 19, 2013
Name: Timothy R. Stead
Title: Director

By:	/s/ Matthew Sullivan	June 19, 2013
Name: Matthew Sullivan
Title: Chief Financial Officer (Principal Accounting and Financial Officer), Director

By:	/s/ Thomas Brookes	June 19, 2013
Name: Thomas Brookes
Title: Chief Financial Officer (Principal Accounting and Financial Officer), Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kat Gold Holdings Corp.

We have audited the accompanying balance sheets of Kat Gold Holdings Corp. as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period of inception (December 5, 2005) through the above two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kat Gold Holdings Corp. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the period of inception (December 5, 2005) through the above two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates, CPA’s

Bongiovanni & Associates, CPA’s

Cornelius, North Carolina

June 19, 2013

KAT Gold Holdings Corp.

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

ASSETS	12/31/2012	12/31/2011

CURRENT ASSETS:
Cash	$478	$6,309
Security deposits	-	6,050
TOTAL CURRENT ASSETS	478	12,359

TOTAL ASSETS	$478	$12,359

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$140,901	$-
Loan payable to individual	30,000	-
Accrued compensation to officers	544,000	-
TOTAL CURRENT LIABILITIES	714,901	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at December 31, 2012 and 2011	-	-
Series A preferred stock, no par value, 2,500,000 shares authorized,
2,120,000 to be and -0- shares issued at December 31, 2012 and 2011,
respectively. None yet issued and outstanding.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
341,714,675 and 298,644,500 shares issued or outstanding at
December 31, 2012 and, 2011, respectively	341,715	298,645
Common stock to be issued, $.001 par value, 122,929,825 and -0-
shares at December 31, 2012 and, 2011, respectively	122,930	-
Additional paid in capital	148,800,630	132,189,630
Deficit accumulated during the development stage	(149,979,699)	(132,475,916)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(714,424)	12,359

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$478	$12,359

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Cumulative
			Amount
	For the years		from Inception
	ended December 31,		(December 5, 2005)
	2012	2011	to Dec. 31, 2012
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	1,206,000	-	1,327,299
Geologist and geophysicist	-	-	105,579
Accounting and legal	164,898	80,567	431,408
Office and other expenses	32,885	343	46,913
Vehicle expenses		-	6,692
Claim option expenses	-	30,000	52,500
Drilling and excavation	-	-	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	1,403,783	110,910	2,279,699

Loss from operations	$(1,403,783)	$(110,910)	$(2,279,699)

Impairment of mineral rights and properties purchased from related party	-	(18,900,000)	(18,900,000)
Impairment of mineral rights and properties purchased	(16,100,000)	-	(16,100,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total impairments	(16,100,000)	(18,900,000)	(147,700,000)

Loss before income taxes	(17,503,783)	(19,010,910)	(149,979,699)

Provision for income taxes	-	-	-

NET LOSS	$(17,503,783)	$(19,010,910)	$(149,979,699)

Basic and fully diluted net loss per share	$(0.05)	$(0.11)	$(0.99)

Weighted average common shares outstanding	320,179,587	176,582,000	151,687,452

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings, Corp.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005)

AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Series A	Series A			Common	Common
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	Total

Cumulative net losses since inception (December 5, 2005)
through December 31, 2009	-	$-	-	$-	2,644,500	$2,645	-	$-	$36,950	$(36,950)	2,645

Expenditures made by related party on Company's behalf	-	-	-	-	-	-	-	-	736,090	-	736,090

Purchase of Handcamp division property	-	-	-	-	161,000,000	161,000	-	-	112,539,000	-	112,700,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(113,428,056)	(113,428,056)

Balances, December 31, 2010	-	$-	-	$-	163,644,500	$163,645	-	$-	$113,312,040	$(113,465,006)	$10,679

Purchase of mineral rights and properties from related party	-	-	-	-	135,000,000	135,000	-	-	18,765,000	-	18,900,000

Expenditures made by related party on Company's behalf	-	-	-	-	-	-	-	-	112,590	-	112,590

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(19,010,910)	(19,010,910)

Balances, December 31, 2011	-	$-	-	$-	298,644,500	$298,645	-	$-	$132,189,630	$(132,475,916)	$12,359

Purchase of mineral rights and properties	-	-	-	-	43,070,175	43,070	117,929,825	117,930	15,939,000	-	16,100,000

Common shares to be issued to officer for sign on bonus	-	-	-	-	-	-	4,500,000	4,500	445,500	-	450,000

Common shares to be issued to individual for investment	-	-	-	-	-	-	166,667	167	4,833	-	5,000

Common shares issued to individual for investment	-	-	-	-	-	-	333,333	333	9,667	-	10,000

Issuance of Series A preferred shares to officers for bonuses	-	-	2,120,000	-	-	-	-	-	212,000	-	212,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(17,503,783)	(17,503,783)

Balances, December 31, 2012	-	$-	2,120,000	$-	341,714,675	$341,715	122,929,825	$122,930	$148,800,630	$(149,979,699)	$(714,424)

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2012	2011	to Dec. 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,503,783)	$(19,010,910)	$(149,979,699)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	18,900,000	18,900,000
Impairment of mineral rights and properties	16,100,000	-	16,100,000
Common shares to be issued for sign on bonus	450,000	-	450,000
Series A preferred shares issued to officers for bonuses	212,000	-	212,000
Changes in operating assets and liabilities:
Security deposits	6,050	4,700	-
Accrued compensation to officers	544,000	-	544,000
Accounts payable	140,902	(71)	140,902
NET CASH (USED IN) OPERATING ACTIVITIES	(50,831)	(106,281)	(930,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	30,000	-	30,000
Common shares to be issued for investment	5,000	-	5,000
Common shares issued for investment	10,000	-	10,000
Capital contributions from related party	-	112,590	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	112,590	930,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,831)	6,309	478

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	6,309	-	-

END OF THE YEAR	$478	$6,309	$478

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 4, 2010 and
91,000,000 shares were issued on September 14, 2010, and related write-
off due to impairment of the estimated value as future cash flow is uncertain	$-	$-	$112,539,000

Purchase of KATX mineral rights and properties via issuance of 135,000,000 shares pursuant to contract dated November 23, 2011 using closing stock price of $.14 at such date and related impairment of the estimated value
as future cash flow is uncertain	$-	$18,900,000	$18,900,000

Purchase of African mineral rights and properties via issuance of 161,000,000 shares pursuant to contract dated April 18, 2012 using closing common stock price of $.10 at such date and related impairment of the estimated value
as future cash flow is uncertain	$16,100,000	$-	$16,100,000

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the years ended December 31, 2012 and 2011.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2012 and 2011.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such; the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its financial statements.

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2012 and 2011 are summarized as follows:

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 5 MATERIAL EVENT (PURCHASE OF EKOM MINE PROPERTY) AND EMPLOYMENT COMMITMENTS

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

In connection with the Purchase Agreement, described below, the Company will issue to the Sellers one hundred sixty-one million (161,000,000) shares of Common Stock. These securities will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance will not involve any general solicitation or advertising by us. The Sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness.

In connection with the Kenneth Stead Agreement, the Company issued to Mr. Stead as a sign-on bonus four million five hundred thousand (4,500,000) shares of Common Stock.

In connection with the Kenneth Stead Employment Agreement, the Company issued to Mr. Stead one million five hundred thousand (1,500,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction.

In connection with the Timothy Stead Employment Agreement, described below, the Company issued to Mr. Stead six hundred twenty thousand (620,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

On April 18, 2012, the Company entered into a three-year employment agreement with Kenneth Stead, its Chief Executive Officer and President (the “Kenneth Stead Agreement”). Pursuant to the Kenneth Stead Agreement, Mr. Stead is entitled to an annual base salary of Two Hundred Forty Thousand Dollars ($240,000) and will be eligible for discretionary performance and transactional bonus payments. Additionally, Mr. Stead was issued a sign-on bonus of four million five hundred thousand (4,500,000) shares of Common Stock and was issued a bonus of one million five hundred thousand (1,500,000) shares of the Company's Series A convertible preferred stock upon the closing of the Global Gold transaction. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. Mr. Stead will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Kenneth Stead Agreement also includes confidentiality obligations and inventions assignments by Mr. Stead.

Effective April 18, 2012, Timothy Stead was appointed Chief Operating Officer of the Company. In connection with his appointment, Mr. Stead entered into a three-year employment agreement with the Company (the “Timothy Stead Agreement”). Pursuant to the Timothy Stead Agreement, Mr. Stead is entitled to an annual base salary of One Hundred Forty-Four Thousand Dollars ($144,000) and will be eligible for discretionary performance and transactional bonus payments. Mr. Stead was issued a bonus of six hundred twenty thousand (620,000) shares of the Company's Series A convertible preferred stock upon the closing of the Global Gold transaction. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. Mr. Stead will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Timothy Stead Agreement also includes confidentiality obligations and inventions assignments by Mr. Stead.

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

In accordance with the terms of the Purchase Agreement, the Company entered into a three-year employment agreement with Mr. Brookes (the “Brookes Agreement”). Pursuant to the Brookes Agreement, Mr. Brookes is entitled to an annual base salary of Two Hundred Forty Thousand Dollars ($240,000) and will be eligible for discretionary performance and transactional bonus payments. Mr. Brookes will also be entitled to receive as a bonus 10,000,000 shares of the Company’s common stock (subject to adjustment for stock splits and stock dividends) which shall be issued upon the Company’s receipt of at least One Million Dollars ($1,000,000) in revenues from the production of the Ekom Eya mine in Ghana. Mr. Brookes will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Brookes Agreement also includes confidentiality obligations and inventions assignments by Mr. Brookes.

Pursuant to the Purchase Agreement, on the closing date, Matthew Sullivan was appointed Assistant Vice President of the Ekom Eya Mine Division of the Company and a member of the Company’s Board of Directors.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

Matthew Sullivan has worked with a wide variety of ventures and early stage companies in business operations. Mr. Sullivan was the Chief Financial Officer of Global Gold since June 2011 prior to being acquired by the Company. He has also been the principal of Sullivan & Associates Ltd., a financial consulting firm, since January 2000, and the Chief Operating Officer of Asana International, a global consumer health products company, since October 2011. From May 2007 through February 2012, Mr. Sullivan owned Vandenblumes Cleaning Ltd. and Whiterock Cleaning Inc., two businesses that offer residential and commercial cleaning services throughout Metro Vancouver.

In accordance with the terms of the Purchase Agreement, the Company entered into a three-year employment agreement with Mr. Sullivan (the “Sullivan Agreement”). Pursuant to the Sullivan Agreement, Mr. Sullivan will be entitled to an annual base salary of One Hundred Forty-Four Thousand Dollars ($144,000) and will be eligible for discretionary performance and transactional bonus payments. Mr. Sullivan will also be entitled to receive as a bonus 5,000,000 shares of the Company’s common stock (subject to adjustment for stock splits and stock dividends) which shall be issued upon the Company’s receipt of at least One Million Dollars ($1,000,000) in revenues from the production of the Ekom Eya mine in Ghana. Mr. Sullivan will also be eligible for a bonus of Fifty Thousand Dollars ($50,000) for each One Million Dollars ($1,000,000) in net profits that the Company receives from the production of the Ekom Eya mine in Ghana. The Sullivan Agreement also includes confidentiality obligations and inventions assignments by Mr. Sullivan.

Each employment agreement also provides that if the executive’s employment is terminated for any reason, he or his estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement and any other entitlements accrued by him to the extent not previously paid (the “Accrued Obligations”); provided, however, that if his employment is terminated (1) by the Company without cause (as defined in the employment agreements) or by the executive for good reason (as defined in the employment agreements) then in addition to paying the Accrued Obligations, (i) the Company shall continue to pay his then current base salary and continue to provide benefits at least equal to those which were provided at the time of termination for a period of six (6) months and (ii) he shall have the right to exercise any vested options until the earlier of the expiration of the severance or the expiration of the term of the option, or (2) by reason of his death or disability (as defined in the employment agreements), then in addition to paying the Accrued Obligations, he would have the right to exercise any vested options until the expiration of the term of the option. In such event, if the executive commenced employment with another employer and becomes eligible to receive medical or other welfare benefits under another employer-provider plan, the medical and other welfare benefits to be provided by the Company as described herein will terminate.

On April 19, 2012, the Company received the written resignation of W. Les Thistle as a director of the Company, effective as of April 19, 2012.

NOTE 6 MATERIAL CONTRACTS

On November 23, 2011, the Company entered into an asset purchase agreement by and between the Company and KATX. The Company acquired 100% of the mineral rights that KATX then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky, from KATX solely in exchange for 135,000,000 shares of the Company’s common stock.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

NOTE 7 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the year ended December 31, 2012 as well as for the year ended December 31, 2011.

NOTE 8 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 9 INCOME TAXES

For the years ended December 31, 2012 and 2011, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,068,000 at December 31, 2012, and will begin to expire in the year 2026.

The provision for Federal income tax consists of the following at December 31:

	2011	2012
Federal income tax attributable to:
Current operations	$ 305,000	$ 374,000
Less: valuation allowance	(305,000)	(374,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2011	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 305,000	$ 374,000
Less: valuation allowance	(305,000)	(374,000)
Net deferred tax asset	$ --	$ --

The valuation allowance increased by $69,000 and $39,000 in the years 2012 and 2011, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 10 RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2012 and 2011

In 2011, the Company received proceeds from common stock issued by the above mentioned related party and also made direct disbursements to such related party’s vendors as a conduit. At year end, all amounts were cleared up with the related party.

NOTE 11 NOTE PAYABLE

Note payable at December 31, 2012 consists of a $30,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The effects of imputed interest are immaterial to the financial statements taken as a whole.