Form 10-Q
period 2013-03-31
Kat Gold Holdings Corp.
filed 2013-06-27
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No [X]

As of March 31, 2013, there were 464,477,833 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2012 as filed with the SEC on June 20, 2013. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of December 31, 2011 and 2012 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.

(A Development Stage Company)

BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	(unaudited)	(audited)
ASSETS	03/31/2013	12/31/2012

CURRENT ASSETS:
Cash	$700	$478
Security deposits	-	-
TOTAL CURRENT ASSETS	700	478

TOTAL ASSETS	$700	$478

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$155,409	$140,901
Loan payable to individual	30,000	30,000
Accrued compensation to officers	736,000	544,000
TOTAL CURRENT LIABILITIES	921,409	714,901

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Series A preferred stock, no par value, 2,500,000 shares authorized,
2,120,000 to be and -0- shares issued at March 31, 2013 and December 31,
2012, respectively. None yet issued and outstanding.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
341,881,342 and 341,714,675 shares issued or outstanding at
March 31, 2013 and December 31, 2012, respectively	341,881	341,715
Common stock to be issued, $.001 par value, 122,763,158 and 122,929,825
shares at March 31, 2013 and December 31, 2012, respectively	122,763	122,930
Additional paid in capital	148,800,630	148,800,630
Deficit accumulated during the development stage	(150,185,985)	(149,979,699)
TOTAL STOCKHOLDERS' (DEFICIT)	(920,710)	(714,424)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$700	$478

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

			Cumulative
			Amount
	For the three months		from Inception
	ended March 31,		(December 5, 2005)
	2013	2012	to March 31, 2013
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	192,000	-	1,519,299
Geologist and geophysicist	-	-	105,579
Accounting and legal	10,219	10,293	441,627
Office and other expenses	4,067	6,961	50,980
Vehicle expenses	-	-	6,692
Claim option expenses	-	-	52,500
Drilling and excavation	-	-	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	206,286	17,254	2,485,985

Loss from operations	$(206,286)	$(17,254)	$(2,485,985)

Impairment of mineral rights and properties purchased from related party	-	-	(18,900,000)
Impairment of mineral rights and properties purchased	-	-	(16,100,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total impairments	-	-	(147,700,000)

Loss before income taxes	(206,286)	(17,254)	(150,185,985)

Provision for income taxes	-	-	-

NET LOSS	$(206,286)	$(17,254)	$(150,185,985)

Basic and fully diluted net loss per share	$(0.001)	$(0.0001)	$(1.00)

Weighted average common shares outstanding	341,798,008	298,644,500	149,772,773

The accompanying notes are an integral part of these financial statements.

KAT Gold Holdings Corp.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2013	2012	to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,286)	$(17,254)	$(150,185,985)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	-	18,900,000
Impairment of mineral rights and properties	-	-	16,100,000
Common shares to be issued for sign on bonus	-	-	450,000
Series A preferred shares issued to officers for bonuses	-	-	212,000
Changes in operating assets and liabilities:
Accrued compensation to officers	192,000	-	736,000
Accounts payable	14,508	-	155,410
NET CASH (USED IN) OPERATING ACTIVITIES	222	(17,254)	(929,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	-	-	30,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	-	14,721	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,721	930,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	222	(2,533)	700

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	478	6,309	-

END OF THE PERIOD	$700	$3,776	$700

The accompanying notes are an integral part of these financial statements.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the three months ended March 31, 2013 and 2012.

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2013 and 2012.

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended March 31, 2013 and 2012 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2012	2011
Income Taxes	$--	$--
Interest	$--	$--

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the three months ended March 31, 2013 as well as for the three months ended March 31, 2012.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 8 INCOME TAXES

For the three months ended March 31, 2013 and 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,268,000 at March 31, 2013, and will begin to expire in the year 2026.

The provision for Federal income tax consists of the following at March 31:

	2013	2012
Federal income tax attributable to:
Current operations	$ 442,000	$ 374,000
Less: valuation allowance	(442,000)	(374,000)

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 442,000	$ 374,000
Less: valuation allowance	(442,000)	(374,000)
Net deferred tax asset	$ --	$ --

The valuation allowance increased by $69,000 and $39,000 in the three months ended March 31, 2013 and 2012, respectively.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 RELATED PARTY TRANSACTIONS

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

NOTE 10 NOTE PAYABLE

Note payable at March 31, 2013 consists of a $30,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The effects of imputed interest are immaterial to the financial statements taken as a whole.

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

On November 25, 2011, pursuant to an asset purchase agreement between our company and our parent company Kat Exploration, Inc., we acquired 100% of the mineral rights that KATX then held in and to Rusty Ridge, Collier’s and South Lucky (each a “November Property” and collectively, the “November Properties”) located in the Province of Newfoundland and Labrador, Canada from our parent company in exchange for 135,000,000 shares of our common stock.  We sometimes refer to Handcamp and the November Properties collectively as the “Properties.”  On March 4th, 2013 the share distribution took place for shareholders of the record date of December 21st, 2011.

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

On March19 2013, we announced the signing of a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession.

Gross proceeds from any mining operations will be split 85% in favour of Kat Gold Holdings and 15% J. Kwarteng Mines Limited. The concession is located west of the Atewa Range, in the Kibi District, Eastern Region, and is one of the oldest gold producing areas in Ghana.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, South Lucky and Ekom Eya, and have cumulative losses from inception through March 31, 2012 of approximately $132,575,295.  Kat Gold Holding would like to inform shareholders that the North Lucky claim is no longer a part of our portfolio.  The claim has been dropped and returned to the Crown Lands department.

Our principal executive offices are located at 1149 Topsail Road, in the City of Mount Pearl, in the Province of Newfoundland and Labrador, Canada, A1N 5G2. Our telephone number is (709) 368-9223.

Plan of Operations

Our strategy is a combination of beginning production on the Ekom Eya Project, to eventually further develop Handcamp and the November Properties, and to stake, explore and develop new properties in geologically promising areas and to continue making acquisitions of select properties that have been identified as economically attractive, technically and geologically sound and have significant upside potential.

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

In order to begin work on the Ekom Eya site, we have several possible operational approaches – each requiring varying capital and equipment costs.  The primary approach will involve seeking to raise approximately $7,300,000 in financing (of which approximately $4,700,000 would be dedicated to equipment costs).  This will allow high volume processing at Ekom Eya. Alternatively, we can begin work on a limited scale with as little as $250,000 in equipment.  This approach will involve purchasing several excavators and trucks, and have the ore transported to a third party site for processing.  It is anticipated that if $7,300,000 is raised, there will be sufficient capital for us to generate positive cash flow from the Ekom Eya operations.  In the absence of raising funds in that amount, we will continue to do what preliminary work we can on Ekom Eya in anticipation of financing.

We operate with virtually no capital. We are presently attempting to raise sufficient funds to enter into production of the Ekom Eya Project’s tailings and waste dump and fund further exploration.  We cannot assure you that we will be able to put the Ekom Eya project into production or to further develop the other Properties.

We will assess the J. Kwarteng Mines Limited site for the purpose of potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession.

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

We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis. We did, however, owe a related party the sum of $103,777.00 as of March 31, 2013.

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

Going Concern

As of March 31, 2013, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $700 as of the date of March 31, 2013.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of March 31, 2013.

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

Commitments

As of March 31, 2013, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. Kat Gold Holdings has signed a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession in Ghana. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations

The three months ended March 31, 2012 compared to the three months ended March 31, 2013

For the three months ended March 31, 2012 compared to the three months ended March 31, 20132, total revenues were $0 and $0, respectively; and net losses were $17,254, and $206,286 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.  The losses for the 3 months ended March 31, 2013 were primarily due to charges in relation to the day to day operations of the company.

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

During the year ended December 31, 2011, we entered into an asset purchase agreement with Kat Exploration. We acquired 100% of the mineral rights that Kat Exploration then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky in exchange for 135,000,000 shares of our common stock.  The North Lucky is no longer a part of our portfolio.  The claim has been dropped and returned to the Crown Lands department. Kat Gold Holdings wishes to inform shareholders that upon review, two claims in the Handcamp Properties portfolio have been retained (11745m and 17308m) and the balance returned to the the Crown Lands department.

During the year ended December 31, 2012, we acquired Global Gold Inc. and the rights to operate the Ekom Eya Project in Ghana.  The shares of our common stock were valued at $0.10 per share, the closing stock price on the date of the closing, resulting in recorded goodwill of $16,100,000. Our management, upon review, determined that such amount might not be fully recoverable due to future cash flows being an uncertainty and an adjustment to write down the property was recorded.

On March19 2013, we announced the signing of a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession.

Gross proceeds from any mining operations will be split 85% in favour of Kat Gold Holdings and 15% J. Kwarteng Mines Limited. The concession is located west of the Atewa Range, in the Kibi District, Eastern Region, and is one of the oldest gold producing areas in Ghana.

As described in the Definitive Information Statement on Schedule 14C filed on December 26, 2012, Kat Gold Holdings Corp. filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effectuate an increase in the Company’s authorized number of shares of common stock to 1,000,000,000.  Five million (5,000,000) shares of preferred stock with a par value of one tenth of one percent ($0.001) per share and no other class of stock was authorized as well.

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

KAT GOLD HOLDINGS CORP.

June 26, 2013	By:	s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

June 26, 2013	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)