Form 10-Q
period 2013-06-30
Kat Gold Holdings Corp.
filed 2013-08-26
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ]  No [X]

As of June 30, 2013, there were 464,477,833 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2012 as filed with the SEC on June 20, 2013. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30,, 2013 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF June 30, 2013 AND March 31, 2012

	(unaudited)	(unaudited)
ASSETS	06/31/2013	03/31/2013

CURRENT ASSETS:
Cash	$150	$700
Security deposits	-	-
TOTAL CURRENT ASSETS	150	700

TOTAL ASSETS	$150	$700

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$142,359	$155,409
Loan payable to individual	50,000	30,000
Accrued compensation to officers	928,000	736,000
TOTAL CURRENT LIABILITIES	1,120,359	921,409

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at June 28, 2013 and December 31, 2012	-	-
Series A preferred stock, no par value, 2,500,000 shares authorized,
2,120,000 to be and -0- shares issued at March 31, 2013 and December 31,
2012, respectively. None yet issued and outstanding.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
341,881,342 and 341,714,675 shares issued or outstanding at
June 28, 2013 and December 31, 2012, respectively	341,881	341,881
Common stock to be issued, $.001 par value, 122,763,158 and 122,929,825
shares at June 28, 2013 and December 31, 2012, respectively	122,763	122,763
Additional paid in capital	148,819,352	148,800,630
Deficit accumulated during the development stage	(150,404,207)	(150,185,985)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,120,210)	(920,710)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$150	$700

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED June 30, 2013 AND 2012

			Cumulative
			Amount
	For the six months		from Inception
	ended June 30,		(December 5, 2005)
	2013	2012	to June 30, 2013
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	384,000	-	1,711,299
Geologist and geophysicist	-	-	105,579
Accounting and legal	34,891	37,131	466,299
Office and other expenses	5,617	15,873	52,530
Vehicle expenses	-	-	6,692
Claim option expenses	-	-	52,500
Drilling and excavation	-	52,040	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	424,508	105,044	2,704,207

Loss from operations	$(424,508)	$(105,044)	$(2,704,207)

Impairment of mineral rights and properties purchased from related party	-	(16,100,000)	(18,900,000)
Impairment of mineral rights and properties purchased	-	-	(16,100,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total impairments	-	(16,100,000)	(147,700,000)

Loss before income taxes	(424,508)	(16,205,044)	(150,404,207)

Provision for income taxes	-	-	-

NET LOSS	$(424,508)	$(16,205,044)	$(150,404,207)

Basic and fully diluted net loss per share	$(0.001)	$(0.0543)	$(1.00)

Weighted average common shares outstanding	341,798,008	298,644,500	149,772,773

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2013	2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(424,508)	$(17,254)	$(150,404,207)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	-	18,900,000
Impairment of mineral rights and properties	-	-	16,100,000
Common shares to be issued for sign on bonus	-	-	450,000
Series A preferred shares issued to officers for bonuses	-	-	212,000
Changes in operating assets and liabilities:
Accrued compensation to officers	384,000	-	928,000
Accounts payable	(13,050)	-	127,852
NET CASH (USED IN) OPERATING ACTIVITIES	(53,558)	(17,254)	(983,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	20,000	-	50,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	33,230	14,721	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,230	14,721	950,630

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328)	(2,533)	(33,080)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	478	6,309	-

END OF THE PERIOD	$150	$3,776	$(33,080)

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the six months ended June 30, 2013.

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013.

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
For the Six Months Ended June 30, 2013

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2013 and 2012 are summarized as follows:

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2013

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
For the Six Months Ended June 30, 2013

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
For the Six Months Ended June 30, 2013

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
For the Six Months Ended June 30, 2013

On April 19, 2012, the Company received the written resignation of W. Les Thistle as a director of the Company, effective as of April 19, 2012.

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the six months ended June 30, 2013 as well as for the six months ended June 30, 2012.

NOTE 7 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 8 INCOME TAXES

For the six months ended June 30, 2013 and 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,704,000 at June 30, 2013, and will begin to expire in the year 2026.

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

The valuation allowance increased by $68,000 and $39,000 in the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 10 NOTE PAYABLE

Note payable at June 30, 2013 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The effects of imputed interest are immaterial to the financial statements taken as a whole.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, South Lucky and Ekom Eya, and have cumulative losses from inception through June 30, 2013 of approximately $150,404,207.

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

Going Concern

As of June 30, 2013, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $150 as of the date of June 30, 2013.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $918,860 as of June 30, 2013.

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

Commitments

As of June 30, 2013, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. Kat Gold Holdings has signed a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession in Ghana. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations

The six months ended June 30, 2012 compared to the six months ended June 30, 2013

For the six months ended June 30, 2012 compared to the six months ended June 30, 2013, total revenues were $0 and $0, respectively; and net losses were $16,205,044, and $424,508 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

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

During the year ended December 31, 2011, we entered into an asset purchase agreement with Kat Exploration. We acquired 100% of the mineral rights that Kat Exploration then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky in exchange for 135,000,000 shares of our common stock.  The North Lucky is no longer a part of our portfolio.  The claim has been dropped and returned to the Crown Lands department. Kat Gold Holdings wishes to inform shareholders that upon review, two claims in the Handcamp Properties portfolio have been retained (11745m and 17308m) and the balance returned to the the Crown Lands department..

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

KAT GOLD HOLDINGS CORP.

August 23, 2013	By:	s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

August 23, 2013	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)