Form 10-Q
period 2013-09-30
Kat Gold Holdings Corp.
filed 2013-12-03
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ]  No [X]

As of September 30, 2013, there were 464,477,833 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2012 as filed with the SEC on June 20, 2013. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2013 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF September 30, 2013 AND September 30, 2012

	(unaudited)	(unaudited)
ASSETS	9/30/2013	09/30/2012

CURRENT ASSETS:
Cash	$(11)	$700
Security deposits	-	-
TOTAL CURRENT ASSETS	(11)	700

TOTAL ASSETS	$(11)	$700

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$141,729	$155,409
Loan payable to individual	50,000	30,000
Accrued compensation to officers	1,120,000	736,000
TOTAL CURRENT LIABILITIES	1,311,729	921,409

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at June 28, 2013 and December 31, 2012	-	-
Series A preferred stock, no par value, 2,500,000 shares authorized,
2,120,000 to be and -0- shares issued at March 31, 2013 and December 31,
2012, respectively. None yet issued and outstanding.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized,
341,881,342 and 341,714,675 shares issued or outstanding at
June 28, 2013 and December 31, 2012, respectively	341,881	341,881
Common stock to be issued, $.001 par value, 122,763,158 and 122,929,825
shares at June 28, 2013 and December 31, 2012, respectively	122,763	122,763
Additional paid in capital	148,825,976	148,800,630
Deficit accumulated during the development stage	(150,602,361)	(150,185,985)
TOTAL STOCKHOLDERS' (DEFICIT)	(1,311,740)	(920,710)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$(11)	$700

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

			Cumulative
			Amount
	For the nine months		from Inception
	ended September 30,		(December 5, 2005)
	2013	2012	to September 30, 2013
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	576,000	-	1,903,299
Geologist and geophysicist	-	-	105,579
Accounting and legal	38,171	70,284	469,579
Office and other expenses	8,491	27,190	55,404
Vehicle expenses	-	-	6,692
Claim option expenses	-	-	52,500
Drilling and excavation	-	62,290	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	622,662	159,764	2,902,361

Loss from operations	$(622,662)	$(159,764)	$(2,902,361)

Impairment of mineral rights and properties purchased from related party	-	(16,100,000)	(18,900,000)
Impairment of mineral rights and properties purchased	-	-	(16,100,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total impairments	-	(16,100,000)	(147,700,000)

Loss before income taxes	(622,662)	(16,259,764)	(150,602,361)

Provision for income taxes	-	-	-

NET LOSS	$(622,662)	$(16,259,764)	$(150,602,361)

Basic and fully diluted net loss per share	$(0.001)	$(0.0429)	$(0.32)

Weighted average common shares outstanding	464,477,833	379,144,500	464,477,833

The accompanying notes are an integral part of these financial statements

KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE Nine MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2013	2012	to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,662)	$(16,259,764)	$(150,602,361)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	16,100,000	18,900,000
Impairment of mineral rights and properties	-	-	-
Common shares to be issued for sign on bonus	-	-	450,000
Series A preferred shares issued to officers for bonuses	-	-	212,000
Changes in operating assets and liabilities:
Accrued compensation to officers	576,000	-	1,120,000
Accounts payable	(48,811)	103,777	92,091
NET CASH (USED IN) OPERATING ACTIVITIES	(95,473)	(55,987)	(17,125,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	50,000	-	80,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	45,462	68,438	931,092
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,462	68,438	1,026,092

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11)	12,451	12,440

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	478	6,309	-

END OF THE PERIOD	$(11)	$18,760	$18,749

The accompanying notes are an integral part of these financial statements

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the nine months ended September 30, 2013.

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2013, there have been no interest or penalties incurred on income taxes.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013.

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

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

NOTE 2 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2013 and 2012 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest	$--	$--

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

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

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

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

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was the same for the nine months ended September 30, 2013 as well as for the nine months ended September 30, 2012.

KAT GOLD HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2013

NOTE 7 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 8 INCOME TAXES

For the nine months ended September 30, 2013 and 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,704,000 at September 30, 2013, and will begin to expire in the year 2026.

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

The valuation allowance increased by $68,000 and $39,000 in the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 10 NOTE PAYABLE

Note payable at September 30, 2013 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The effects of imputed interest are immaterial to the financial statements taken as a whole.

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

On August 21, 2013, we announced an Agreement with Eureka Mining LLC, for the purchase of its Cracker Creek gold mining operation located in Sumpter Oregon known as the "Cracker Creek Mine," consisting of approximately 19 acres designated as T9S R37E, Sec 29B, Baker County, Oregon.  The total buyout of $6.5 million for the Cracker Creek mine was to take place with Kat Gold Holdings making five equal payments over a 24 month period with first payment due on or before November 12, 2013. This agreement has since been terminated.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, South Lucky and Ekom Eya, and have cumulative losses from inception through September 30, 2013 of approximately $150,602,361.  Kat Gold Holding would like to inform shareholders that the North Lucky claim is no longer a part of our portfolio.  The claim has been dropped and returned to the Crown Lands department.

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

In order to begin work on the Ekom Eya site, we have several possible operational approaches - each requiring varying capital and equipment costs.  The primary approach will involve seeking to raise approximately $7,300,000 in financing (of which approximately $4,700,000 would be dedicated to equipment costs).  This will allow high volume processing at Ekom Eya. Alternatively, we can begin work on a limited scale with as little as $250,000 in equipment.  This approach will involve purchasing several excavators and trucks, and have the ore transported to a third party site for processing.  It is anticipated that if $7,300,000 is raised, there will be sufficient capital for us to generate positive cash flow from the Ekom Eya operations.  In the absence of raising funds in that amount, we will continue to do what preliminary work we can on Ekom Eya in anticipation of financing.

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

We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis. We did, however, owe a related party the sum of $45,462 as of September 30, 2013.

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

Going Concern

As of September 30, 2013, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $-11 as of the date of September 30, 2013.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of September 30, 2013.

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

Commitments

As of September 30, 2013, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. Kat Gold Holdings has signed a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession in Ghana. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations

The nine months ended September 30, 2012 compared to the nine months ended September 30, 2013

For the three months ended September 30, 2012 compared to the three months ended September 30, 2013, total revenues were $0 and $0, respectively; and net losses were $622,622, and $16,259,764 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.  The losses for the 3 months ended September 30, 2013 were primarily due to charges in relation to the day to day operations of the company.

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

On August 21, 2013, we announced an Agreement with Eureka Mining LLC, for the purchase of its Cracker Creek gold mining operation located in Sumpter Oregon known as the "Cracker Creek Mine," consisting of approximately 19 acres designated as T9S R37E, Sec 29B, Baker County, Oregon.  The total buyout of $6.5 million for the Cracker Creek mine was to take place with Kat Gold Holdings making five equal payments over a 24 month period with first payment due on or before November 12, 2013. This agreement has since been terminated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2012 and continued to apply as of September 30, 2013.  Our management intends, during the 2012 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

KAT GOLD HOLDINGS CORP.

November 22, 2013	By:	s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

November 22, 2013	By:	s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)