Form 10-Q/A
period 2013-06-30
RemSleep Holdings Inc.
filed 2015-02-02
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Name of registrant as specified in its charter)

KAT GOLD HOLDINGS CORP.

(Former Name of registrant)

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

Yes [  ]  No [X]

As of June 30, 2013, there were 344,881,342 shares of common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	6/30/2013	12/31/2012
	(unaudited)	(audited)
CURRENT ASSETS:
Cash	$158	$478
TOTAL CURRENT ASSETS	158	478

TOTAL ASSETS	$158	$478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$138,303	$140,901
Loan payable to individual	50,000	30,000
Convertible notes payable- related party (net of $700,000 discount)	140,000	-
Derivative liabilities related party	1,792,697	-
Due to related party	13,913	-
Accrued Interest Payable	15,815	-
Accrued compensation to officers	678,000	544,000
TOTAL CURRENT LIABILITIES	2,828,728	714,901

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, $.001 par value, 5,000,000 shares authorized,
no shares issued or outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
344,881,342 and 341,714,675 shares issued or outstanding at
June 30, 2013 and, December 31, 2012, respectively	344,881	341,715
Common stock to be issued, $.001 par value, 4,500,000 and 122,929,825
shares at June 30, 2013 and, December 31, 2012, respectively	4,500	122,930
Additional paid in capital	148,925,793	148,800,630
Accumulated other comprehensive income (loss)	(962)	-
Deficit accumulated during the development stage	(152,102,782)	(149,979,699)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,828,570)	(714,424)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$158	$478

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

						Cumulative
						Amount
	For the three months			For the six months		from Inception
	ended June 30			ended June 30		(December 5, 2005)
	2013		2012	2013	2012	to June 30, 2013
REVENUES:
Sales		$-	$-	$-	$-	$-
Cost of sales		-	-	-	-	-
Gross profit		-	-	-	-	-

EXPENSES:
Wages		782,000	610,000	974,000	610,000	2,301,299
Common Stock Issued		9,900	-	9,900	-	9,900
Geologist and geophysicist		-	-	-	-	105,579
Accounting and legal		-	35,352	9,138	45,645	440,546
Office and other expenses		16,385	8,789	21,533	15,750	68,446
Vehicle expenses		-	-	-	-	6,692
Claim option expenses		-	-	-	-	52,500
Drilling and excavation		-	-	-	-	189,280
Travel and entertainment		-	-	-	-	16,429
Assay and related		-	-	-	-	103,599
Total expenses		(808,285)	654,141	1,014,571	671,395	3,294,270

Loss from operations		$(808,285)	$(654,144)	$(1,014,571)	$(671,395)	$(3,294,270)

Impairment of mineral rights and properties purchased from related party		-	-	-	-	(18,900,000)
Impairment of mineral rights and properties purchased		-	(16,100,000)	-	(16,100,000)	(16,100,000)
Impairment of Handcamp division property purchase		-	-	-	-	(112,700,000)
Total impairments		-	(16,100,000)	(1,014,571)	(16,100,000)	(147,700,000)

Other Income (expenses)
Interest Expense		(15,815)	-	(15,815)	-	(15,815)
Amortization of debt discount		(140,000)	-	(140,000)	-	(140,000)
Derivative liabilities expense		(930,693)	-	(930,693)	-	(930,693)
Change in derivative liabilities expense		(22,004)	-	(22,004)	-	(22,004)

Loss before income taxes		(1,916,797)	(16,100,000)	(1,108,512)	(16,771,395)	(1,108,512)

Provision for income taxes		-	-	-	-	-

NET LOSS		$(1,916,797)	$(16,754,141)	$(2,123,083)	$(16,771,395)	$(152,102,782)

Other Comprehensive Loss:
Foreign currency translation adjustment		962	-	962	-	962

		$(1,917,759)	$(16,754,141)	$(2,124,045)	$(16,771,395)	$(152,103,744)

Basic and fully diluted net loss per share	$	**	$(0.06)	$(0.01)	$(0.06)	$(0.93)

Weighted average common shares outstanding		344,156,067	298,644,500	342,984,473	298,644,500	164,214,500

**Less than $0.01

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			Amount
			from Inception
	June 30	June 30	(December 5, 2005)
	2013	2012	to June. 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,123,083)	$(16,771,395)	$(152,102,782)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	-	18,900,000
Impairment of mineral rights and properties	-	-	16,100,000
Common shares to be issued for sign on bonus	-	450,000	450,000
Common shares to be issued for compensation	9,900	-	9,900
Amortization of debt discount	140,000	-	140,000
Derivative liabilities expense	930,693	-	930,693
Change in derivative liabilities expense	22,004	-	2,204
Series A preferred shares issued to officers for bonuses	-	-	212,000
Changes in operating assets and liabilities:
Accrued compensation to officers	134,000	160,000	678,000
Accounts payable	(2,598)	58,862	138,304
Accrued Interest payable	15,815	-	18,232
NET CASH (USED IN) OPERATING ACTIVITIES	(873,269)	(16,102,533)	(1,803,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	20,000	-	50,000
Proceed from related party	13,913	-	13,913
Proceeds from convertible notes payable related party	840,000	-	840,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	-	-	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	873,913	-	1,804,543

Foreign currency adjustment	962		962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(319)	(2,533)	158

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	478	6,309	-
END OF THE Period	$158	$3,776	$158

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 4, 2010 and
91,000,000 shares were issued on September 14, 2010, and related write-
off due to impairment of the estimated value as future cash flow is uncertain	$-	$-	$112,539,000

Purchase of KATX mineral rights and properties via issuance of 135,000,000 shares pursuant to contract dated November 23, 2011 using closing stock price of $.14 at such date and related impairment of the estimated value
as future cash flow is uncertain	$-	$-	$18,900,000

Purchase of African mineral rights and properties via issuance of 161,000,000 shares pursuant to contract dated April 18, 2012 using closing common stock price of $.10 at such date and related impairment of the estimated value
as future cash flow is uncertain	$-	$16,100,000	$16,100,000

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., f/k/a Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007.  Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties.  On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to the Company.  As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and  sent core samples obtained for analysis.  The Company is currently awaiting the results of these core samples.

The Company has not yet earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement ASC 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage operation, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2013.

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Stock-Bases Compensation

The company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about stock based compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities

The company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets and liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by the market data.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

The carrying amounts of the company's financial assets and liabilities, such as cash, accounts receivable, rent deposit, accounts payable, customer deposits and notes payable approximate their fair values because of the short maturity of these instruments.

The company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended June 30, 2013.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2013 and 2012.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 NOTE PAYABLE

Note payable at June 30, 2013 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 8% per annum. The accrued interest related to this note was $1,917 and $0 for the quarter ended June 30,2013 and 2012, respectively.

NOTE 3 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES RELATED PARTY

On April 30, 2013 the Company issued two 9.9% convertible notes in the principal amount of $720,000 and $120,000 (the "Note"), respectively, to two related parties.

The notes bear interest at the rate of 9.9% per annum. All interest and principal was due on April 30, 2014 and is in default. The Note is convertible on or after April 30, 2014 and prior to full payment of principal and interest hereunder, at the Lender option, at a 50% discount to the average closing bid price for the previous three (3) trading days prior to the conversion as Trading Day is defined in the Notes. The Company may prepay the Debenture at any time without penalty.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was amortized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $720,000 and $120,000 respectively based on the initial fair value of the derivative liability of $1,517,737 and $252,956, respectively. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

			Assumed	Market
			Conversion	Price on	Volatility	Risk-Free
Grant Date	Fair Value	Term Yrs	Price	Grant Date	Percentage	Rate

4/30/2013	$1,517,737	1	$0.0019	$0.0039	780%	0.11%
4/30/2013	$252,956	1	$0.0019	$0.0039	780%	0.11%

At June 30, 2013, the company revalued the embedded derivative liability. For the period from the grant date to June 30, 2013, the balance of derivative liability of these two convertible notes were increased by $18,860 to $1,536,598 and increased by $3,143 to 256,100 respectively.

The fair value of the embedded derivative liability was calculated at June 30, 2013 utilizing the following assumptions:

		Assumed
		Conversion	Volatility	Risk-Free
Fair Value	Terms Years	Price	Percentage	Rate

$1,536,598	0.83	$0.0017	790%	0.15%
$256,100	0.83	$0.0017	790%	0.15%

The carrying value of the Notes was $120,000 and $20,000, respectively, as of June 30, 2013, net of unamortized discount of $600,000 and $100,000, respectively. The company recorded amortization of the debt discount in the amount totally of $140,000 during the quarters ended June 30, 2013. The accrued interest related to this notes for quarters ended June 30, 2013 is $11,913 and $1,985 respectively.

NOTE 4 DUE TO RELATED PARTY

Due to related party was $17,142 and $0 as of June 30, 2013 and 2012 respectively. The funds were borrowed from the Company's former officer and stockholder to fund the Company's daily operations. The effect of imputed interest are immaterial on the financial statements taken as a whole.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

NOTE 5 CAPITAL STOCK

The Company was originally authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of June 30, 2013, there was no Class A preferred shares issued and outstanding. The company is currently authorized to issued 1,000,000,000 common shares with $.001 par value per share.

On April 17, 2013, the Company issued as compensation for services provided a total of 3,000,000 common shares with a fair value of $9,900 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On October 12, 2012, the Company signed a subscription agreement to issue 166,667 common shares in exchange of $5,000. As of December 31, 2013, 166,667 common shares to be issued were recorded. These 166,667 common shares were issued on February 13, 2013.

On July 5, 2012, the Company issued 333,333 common shares in exchange of $10,000.

On April 18, 2012, the Company executed a securities purchase agreement (the "Purchase Agreement") with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia ("Global Gold") and the shareholders of Global Gold (the "Sellers"), pursuant to which the company acquired all of the issued and outstanding shares of the capital stock of Global Gold. The consideration (the "Purchase Price") paid by the company to the sellers was an aggregate of one hundred sixty-one million (161,000,000) shares of the company's common stock, par value $0.001 per share ( the "Common Stock"), of which one hundred eighteen million two hundred sixty-three thousand one hundred fifty-eight (118,263,158) shares of common stock payable to Thomas Brookes ("Brookes") and Matthew Sullivan ("Sullivan") were placed in escrow and will be released in accordance with the terms of an Escrow Agreement, described below. The purchase agreement also provided that Brookes and Sullivan will be appointed to the Board of Directors of the Company, and that each of Kenneth Stead, Timothy Stead, Brookes and Sullivan will vote their shares of stock of the company in favor of each other as directors so long as the parties maintain an ownership interest of at least five percent (5%) of the company's outstanding common stock and until the earlier of (i) eighteen (18) months from the date of the closing of the Global Gold transaction if the company has not received revenues of at least One Million Dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana; or (ii) three (3) years from the date of the closing.

On April 12, 2012, the company entered into an Escrow Agreement with Brookes, Sullivan and Gracin & Marlow, LLP, as escrow agent (the "Escrow Agreement"), pursuant to which the parties agreed that one hundred eighteen million two hundred sixty-three thousand one hundred fifty-eight (118,263,158) shares of common stock (the "Escrow Shares') will be released to Brookes and Sullivan if and when the company has received revenues of at least one million dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana (the "Milestone"); provided, however, that if the Milestone is not achieved by the date that is two (2) years from the date of the Escrow Agreement, the escrow agent will release to the company for cancellation all of the Escrow Shares, unless otherwise agreed to by the company and Brookes and Sullivan.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

In connection with the purchase agreement, described below, the company will issue to the sellers one hundred sixty-one million (161,000,000) shares of common stock. These securities will be issued in reliance on Section 4(2) of the securities act of 1933, as amended (the "Securities Act"). The issuance will not involve any general solicitation or advertising by us. The sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness.

On February 27, 2014 the Purchase Agreement was terminated by an executed share exchange agreement (the "agreement") with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the Company and cancelled. In consideration for the delivery of the 118,263,158 shares of common stock, the Company will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by the Company. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was $0.01 and $0.06 for the quarters ended June 30, 2013 and 2012.

NOTE 7 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarters ended June 30, 2013 and 2012 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2013	2012
Income Taxes	$--	$--
Interest	$--	$--

NOTE 8 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 9 MATERIAL CONTRACTS

On November 23, 2011, the Company entered into an asset purchase agreement by and between the Company and KATX. The Company acquired 100% of the mineral rights that KATX then held in and to the mineral properties Rusty Ridge, Collier’s, North Lucky and South Lucky, from KATX solely in exchange for 135,000,000 shares of the Company’s common stock.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

NOTE 10 RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.

NOTE 11 MATERIAL EVENT (PURCHASE OF EKOM MINE PROPERTY) AND EMPLOYMENT COMMITMENTS

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

In connection with the Purchase Agreement, described below, the Company will issue to the Sellers one hundred sixty-one million (161,000,000) shares of Common Stock. These securities will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance will not involve any general solicitation or advertising by us. The Sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness. On February 27, 2014, the purchase agreement was terminated by an executed share exchange agreement (the "agreement') with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the Company and cancelled. In consideration for the delivery of the 118,263,158 shares of common stock, the Company will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by the Company. A total of 42,736,842 shares of common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

In connection with the Kenneth Stead Agreement, the Company issued to Mr. Stead as a sign-on bonus four million five hundred thousand (4,500,000) shares of Common Stock in 2014.

In connection with the Kenneth Stead Employment Agreement, the Company issued to Mr. Stead one million five hundred thousand (1,500,000) shares of Series A convertible preferred stock in 2014 upon the closing of the Global Gold transaction. On February  2014, the purchase agreement was terminated by an executed share exchange (the "agreement") with Global Gold. The Company is no longer required to issue these series preferred stock to Mr. Stead.

In connection with the Timothy Stead Employment Agreement, described below, the Company issued to Mr. Stead six hundred twenty thousand (620,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction in 2014. On February 2014, the purchase agreement was terminated by an executed share exchange agreement (the "Agreement") with Global Gold. The company is no longer required to issue these Series A preferred stock to Mr. Stead.

NOTE 12 GOING CONCERN AND UNCERTAINTY

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2013

The Company’s continued existence is dependent upon its ability to resolve its lack of liquidity and begin generating profits in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 13 DEVELOPMENT STAGE RISK

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

NOTE 14 SUBSEQUENT EVENT

On February 27, 2014 the Purchase Agreement was terminated by an executed a share exchange agreement (the "agreement") with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the Company and cancelled. In consideration for the delivery of the 118,263,158 shares of common stock, the Company will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by the Company. A total of 42,736,842 shares of common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

In March 2014, the Company issued 180,000,000 shares of common stock in consideration for the forgiveness of accrued salary.

On April 17, 2014, the Company changed the par value of series A Preferred Stock from no par value to $0.001 per share. Each series A Preferred share entitles the holders to convert each share of series A Preferred stock into 1 share of common stock. Each share of series A Preferred stock has voting rights equal to 25 common shares.

On April 17, 2014, the Company authorized 5 million shares of series of B Preferred Stock, with a par value of $0.001 per share. Each series B Preferred share entitles the holders to convert each share of series B Preferred into 100 shares of common stock.

On April 17, 2014, the Company authorized 5 million shares of series of C Preferred Stock, with a par value of $0.001 per share. Each series C Preferred share entitles the holders to convert each share of series C Preferred into 50 shares of common stock.

On October 27, 2014, a 1:2,000 reverse split has been approved by the corporation and shareholders but the process of FINRA approval and effectiveness has just begun. It is expected that the reverse would be effective somewhere around February 1, 2015.

On January 5, 2015, the Company changed its name to RemSleep Holdings Inc.

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

Overview

REMSleep Holdings, Inc., f/k/a Kat Gold Holdings Inc. is a development stage company incorporated in the State of Nevada on June 6, 2007.  On April 28, 2010, Kenneth Stead, our president and chief executive officer, acquired 2,043,333 shares of common stock of our company, par value $0.001 per share, from Ronald A. Davis and Ronald G. Brigham for an aggregate purchase price of $275,272.  Simultaneously therewith, Mr. Stead purchased an additional 220,667 shares of our common stock from eleven other former shareholders of our company.  Consequently, Mr. Stead paid an aggregate purchase price of $305,000 for the 2,264,000 shares of our common stock, which constituted approximately 85.6% of all shares of common stock then issued and outstanding.  The foregoing share acquisition resulted in a change in control of our company.

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

Subsequent Event

On February 27, 2014 the Purchase Agreement is terminated by executed a share exchange agreement (the "agreement") with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding, shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

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

Liquidity and Capital Resources

We had a cash balance of $158 as of the date of June 30, 2013.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of June 30, 2013.

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

Results of Operations

The three and  six months ended June 30, 2012 compared to the three and six months ended June 30, 2013

For the three and  six months ended June 30, 2012 compared to the three and six months ended June 30, 2013, total revenues were $0, $0  and $0, $0, respectively; and net losses were $16,754,141,  $16,771,395, and  $1,916,797, $2,123,083 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

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

Subsequent Event

On February 27, 2014 the Purchase Agreement is terminated by executed a share exchange agreement (the "agreement") with Global Gold. The Agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding, shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

January 29, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

January 29, 2015	By:	/s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)