Form 10-Q/A
period 2013-09-30
RemSleep Holdings Inc.
filed 2015-02-03
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

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

As of September 30, 2013, there were 344,881,342 shares of common stock outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS

	30-Sep-13	31-Dec-12
ASSETS	(Unaudited)	(audited)

CURRENT ASSETS:
Cash	$-	$478
TOTAL CURRENT ASSETS	-	478

TOTAL ASSETS	$-	$478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$12	$-
Accounts payable	144,352	140,901
Loan payable to individual	50,000	30,000
Convertible notes payable- related party (net of $490,000 discount)	350,000	-
Derivative liabilities related party	1,877,255	-
Due to related party	17,142	-
Accrued Interest Payable	37,026	-
Accrued compensation to officers	870,000	544,000
TOTAL CURRENT LIABILITIES	3,345,787	714,901

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, -0-	-	-
shares issued and outstanding"
Common stock, $.001 par value, 1,000,000,000 shares authorized,
344,881,342 and 341,714,675 shares issued or outstanding at
September 30, 2013 and, December 31, 2012, respectively	344,881	341,715
Common stock to be issued, $.001 par value, 4,500,000 and 122,929,825
shares at September 30, 2013 and, December 31, 2012, respectively	4,500	122,930
Additional paid in capital	148,925,793	148,800,630
Accumulated other comprehensive income (loss)	(342)	-
Deficit accumulated during the development stage	(152,620,619)	(149,979,699)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,345,787)	(714,424)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$478

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

							Cumulative
							Amount
	For the three months				For the nine months		from Inception
	ended September 30				ended September 30		(December 5, 2005)
	2013		2012		2013	2012	to Sept. 30, 2013
REVENUES:
Sales		$-		$-	$-	$-	$-
Cost of sales		-		-	-	-	-
Gross profit		-		-	-	-	-

EXPENSES:
Wages		192,000		404,000	1,166,000	1,074,000	2,493,299
Common Stock Issued		-		-	9,900	-	9,900
Geologist and geophysicist		-		-	-	-	105,579
Accounting and legal		3,000		48,867	12,138	94,512	443,546
Office and other expenses		7,069		17,775	28,602	33,525	75,515
Vehicle expenses		-		-	-	-	6,692
Claim option expenses		-		-	-	-	52,500
Drilling and excavation		-		-	-	-	189,280
Travel and entertainment		-		-	-	-	16,429
Assay and related		-		-	-	-	103,599
Total expenses		202,069		470,642	1,216,640	1,142,037	3,496,339

Loss from operations		$(202,069)		$(470,642)	$(1,216,64093)	$(1,142,037)	$(3,496,339)

Impairment of mineral rights and properties purchased from related party		-		-	-	-	(18,900,000)
Impairment of mineral rights and properties purchased		-		-	-	(16,100,000)	(16,100,000)
Impairment of Handcamp division property purchase		-		-	-	-	(112,700,000)
Total impairments					-	(16,100,000)	(147,700,000)

Other Income (Expenses)
Interest Expense		(21,211)		-	(37,026)	-	(37,026)
Amortization of debt discount		(210,000)		-	(350,000)	-	(350,000)
Derivative liabilities expense		-		-	(930,693)	-	(930,693)
Change in derivative liabilities expense		(84,558)		-	(106,561)	-	(106,561)
Total other income (expenses)		(315,768)		-	(1,424,280)		(1,424,280)

Loss before income taxes		(517,838)		(470,642)	(2,640,920)	(17,242,037)	(152,620,619)

Provision for income taxes		-		-	-	-	-

NET LOSS		$(517,838)		$(470,642)	$(2,640,920)	$(17,242,037)	$(152,620,619)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment		(620)		-	$342	-	342

		$(517,217)		$(470,642)	$(2,641,262)	$-	$(152,620,961)

Basic and fully diluted net loss per share	$	**	$	**	$(0.01)	$(0.06)	$(0.90)

Weighted average common shares outstanding		344,881,342		323,848,733	343,623,711	307,107,235	170,034,300

** Less than $0.01

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
( UNAUDITED)

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	30-Sep-13	30-Sep-12	to Sept. 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,640,920)	$(17,242,037)	$(152,620,619)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	16,100,000	18,900,000
Impairment of mineral rights and properties	-	-	-
Common shares to be issued for sign on bonus	-	450,000	450,000
Common shares to be issued for compensation	9,900	-	9,900
Amortization of debt discount	350,000	-	350,000
Derivative liabilities expense	930,693	-	930,693
Change in derivative liabilities expense	106,561	-	106,561
Series A preferred shares issued to officers for bonuses	-	212,000	212,000
Changes in operating assets and liabilities:
Security deposits	-	-	-
Bank Overdraft	12	-	12
Accrued compensation to officers	326,000	352,000	(870,000)
Accounts payable	3,451	140,488	(3,451)
Accrued Interest Payable	37,026	-	177,928
NET CASH (USED IN) OPERATING ACTIVITIES	(877,276)	12,451	1,807,428

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	20,000	-	50,000
Proceed from related party	17,142	-	17,142
Proceed from convertible notes payable	840,000	-	840,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	-	-	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	877,142	-	1,807,772

Foreign Currency adjustment	342	-	342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(478)	12,451	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	478	6,309	-

END OF THE Period	$-	$18,760	$-

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

For the Period Ended September 30, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc. f/k/a Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007.  Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties.  On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp.  As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis.  The Company is currently awaiting the results of these core samples.

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2013.

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended September 30, 2013

Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs.

Stock-Bases Compensation

The company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about stock based compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recgnized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities

The company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase concistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quited prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended September 30, 2013.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2013 and 2012.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended September 30, 2013

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 NOTE PAYABLE

Note payable at September 30, 2013 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 8% per annum. The accrued interest related to this note was $2,167 and $0 for the quarter ended September 30, 2013 and 2012, respectively.

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

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was amortized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $720,000 and 120,000 respectively based on the initial fair value of the derivative liability of $1,517,737 and 252,956, respectively. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

			Assumed	Market
			Conversion	Price on	Volatility	Risk-Free
Grant Date	Fair Value	Term Yrs	Price	Grant Date	Percentage	Rate

4/30/2013	$1,517,737	1	$0.0019	$0.0039	780%	0.11%
4/30/2013	$252,956	1	$0.0019	$0.0039	780%	0.11%

At September 30, 2013, the company revalued the embedded derivative liability. For the period from the grant date to September 30, 2013, the balance of derivative liability of these two convertible notes were increased by $91,338 to $1,609,076 and increased by $15,223 to 268,179 respectively.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended September 30, 2013

The fair value of the embedded derivative liability was calculated at September 30, 2013 utilizing the following assumptions:

		Assumed
		Conversion	Volatility	Risk-Free
Fair Value	Terms Years	Price	Percentage	Rate

$1,609,076	0.58	$0.0010	826%	0.15%
$268,179	0.58	$0.0010	826%	0.15%

The carrying value of the Notes was $300,000 and $50,000, respectively, as of September 30, 2013, net of unamortized discount of $420,000 and $70,000, respectively. The company recorded amortization of the debt discount in the amount total of $350,000 during the quarters ended September 30, 2013. The accrued interest related to this notes for quarters ended September 30, 2013 is $29,879 and $4,980 respectively.

NOTE 4 DUE TO RELATED PARTY

Due to related party was $17,142 and $0 as of September 30, 2013 and 2012 respectively. The funds were borrowed from the Company's former officer and stockholder to fund the Company's daily operations. The effect of imputed interest are immaterial on the financial statements taken as a whole.

NOTE 5 CAPITAL STOCK

The Company was originally authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of September 30, 2013, there was no Class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $0.001 par value per share.

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

For the Period Ended September 30, 2013

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

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was $0.01 and $0.06 for the quarters ended September 30, 2013 and 2012.

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

For the Period Ended September 30, 2013

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

For the Period Ended September 30, 2013

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

In connection with the Timothy Stead Employment Agreement, described below, the Company issued to Mr. Stead six hundred twenty thousand (620,000) shares of Series A convertible preferred stock in 2014 upon the closing of the Global Gold transaction. On February 2014, the purchase agreement was terminated by an executed share exchange agreement (the "Agreement") with Global Gold. The Company is no longer required to issue these Series A preferred stock to Mr. Stead.

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

For the Period Ended September 30, 2013

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

Liquidity and Capital Resources

We had a bank overdraft of $12 as of the date of September 30, 2013.

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

Results of Operations

The three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2013

For the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2013, total revenues were $0, $0 and $0, $0, respectively; and net losses were $470,642, $17,242,037 and $517,838, $2,640,920 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges. The losses for the 3 months ended September 30, 2013 were primarily due to charges in relation to the day to day operations of the company.

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

January 30, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

January 30, 2015	By:	/s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)