Form 10-K
period 2013-12-31
RemSleep Holdings Inc.
filed 2015-02-04
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

KAT GOLD HOLDINGS CORP.

(Previous name of registrant)

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

Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-Accelerated Filer [  ]   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

There were 344,881,342 shares of common stock issued and outstanding as of December 31, 2013.

Documents incorporated by reference:  None

ii

iii

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

PART I

ITEM 1.  BUSINESS.

Company Background

Kat Gold Holdings Corp. is a development stage company incorporated in the State of Nevada on June 6, 2007.  On April 28, 2010, Kenneth Stead, our president and chief executive officer, acquired 2,043,333 shares of common stock of our company, par value $0.001 per share, from Ronald A. Davis and Ronald G. Brigham for an aggregate purchase price of $275,272.  Simultaneously therewith, Mr. Stead purchased an additional 220,667 shares of our common stock from eleven other former shareholders of our company.  Consequently, Mr. Stead paid an aggregate purchase price of $305,000 for the 2,264,000 shares of our common stock, which constituted approximately 85.6% of all shares of common stock then issued and outstanding.  The foregoing share acquisition resulted in a change in control of our company.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky, South Lucky and Ekom Eya, and have cumulative losses from inception through December 31, 2013 of approximately $152,740,402.

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

We have no established source of revenues, have incurred losses since inception, have a working capital deficit and are in need of capital to grow our operations so that we can become profitable. Accordingly, the opinion of our auditors for the years ended December 31, 2013 and December 31, 2012 is qualified and subject to uncertainty as to whether we will be able to continue as a going concern.  This may negatively impact our ability to obtain additional funding that we may require or to do so on terms attractive to us and may negatively impact the market price of our stock.

We will require additional capital to pursue our business plan; if we are unable to raise sufficient capital to meet our needs, we may be required to cease operations.

We have no material revenues, income and/or assets (other than Handcamp, the other Properties and the Ekom Eya property) and have cumulative losses from inception through December 31, 2013 of approximately $152,740,402.  We have financed our operations since inception through private placements of our securities as well as capital contributions from our parent company. We will need to obtain additional financing to, among other things, fund any future exploration, mining and drilling projects that we attempt to undertake and for general working capital purposes. Any additional equity financing may be dilutive to our shareholders and any such additional equity securities may have rights, preferences or privileges that are senior to those of the common stock. Debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. We cannot assure you that additional funds will be available when and if needed from any source or, if available, will be available on terms that are acceptable to us. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. Our ability to obtain needed financing may be impaired by such factors as the condition of the capital markets, our capital structure, the development stage of our company, the lack of a market for our shares of common stock, and our lack of profitability, all of which could impact the availability or cost of future financings. If we are unable to raise capital or sufficient capital to meet our needs, we may be required to cease operations. In addition, and as is also disclosed in our financial statements, these matters raise substantial doubt about our ability to continue as a going concern.

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

Year 2013	High	Low

First Quarter	$0.29	$0.07
Second Quarter	$0.15	$0.07
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.30	$0.12

Year 2012	High	Low

First Quarter	$0.51	$0.03
Second Quarter	$0.12	$0.03
Third Quarter	$0.20	$0.06
Fourth Quarter	$0.10	$0.02

On December 31, 2013, the closing price of our common stock as reported on the OTC-BB was $.0039  per share.

Stockholders

As of December 31, 2013, there were approximately 18 holders of record of our common stock.

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

On October 12, 2012, the company signed a subscription agreement to issued 166,667 common shares in exchange of $5,000. As of December 31, 2013, 166,667 common shares to be issued are recorded. These 166,667 common shares were issued on February 13, 2013.

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

On February 27, 2014 the Purchase Agreement is terminated by executed a share exchange agreement (the agreement") with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable because our company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2013, found in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, North Lucky, South Lucky and Ekom Eya, and have cumulative losses from inception through December 31, 2013 of approximately $152,740,402.

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

Liquidity and Capital Resources

We had a cash balance of $0 as of December 31, 2013.

Cash flow from operations.

In the year ended 2013, net cash used in operating activities was $879,785.   In the year ended 2012, net cash used in operating activities was $50,831.    In both 2013 and 2012 cash flows from investing activities was $0.    In 2013, net cash provided by financing activities was 879,767 and in 2012 net cash provided by financing activities was $0.

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

Results of Operations for the year ended December 31, 2012 and the year ended December 31, 2013

For the year ended December 31, 2012 as compared to the year ended December 31, 2013, total revenues were $0 and $0, respectively; and net loss were $17,503,783 and $2,760,703, respectively. The net losses were attributable to operating expenses and write-down on assets.   The operating expenses for the year ended December 31, 2012 were  $1,403,783 as compared to  December 31, 2013 were $1,478,185.  During the year ended December 31, 2013 we did not conduct any exploration activities and a large portion of our expenses were accounting and legal expenses related to our obligations as a public company.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is not effective based on those criteria. The COSO framework requires rigid adherence to control principles that require sufficient and adequately trained personnel to operate the control system. The Company has insufficient accounting personnel for it to be able to segregate duties as required by COSO. The Company does not have sufficient resources to maintain all the reference material required to ensure that Company personnel are properly advised and trained to prepare complete disclosures in its financial information and as a result must rely on its independent registered public accounting firm to assist in these matters. Management is considering adding additional accounting staff, but at the present time does not have the financial resources to make the commitment.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our officers and directors as of December 31, 2013,  the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

Name	Age	Position(s)
Kenneth Stead	59	President, Chief Executive Officer and Director
Timothy R. Stead	49	Chief Operating Officer and Director
Thomas Brookes	70	Vice President and Managing Director of the Ekom Eya Mine Division and Director
Matthew Sullivan	40	Assistant Vice President of the Ekom Eya Mine Division, Chief Financial Officer and Director

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

Based solely on a review of the copies of such forms that were received by the company, or written representations from certain reporting persons that no Form 5s were required for those persons, the company is not aware of any failures to file reports or report transactions in a timely manner during the company’s fiscal year ended December 31, 2013.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2012 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Kenneth Stead (President and CEO)	2012	0	0	0	0
	2013	0	0	0	0

Timothy Stead (Vice President, Field Operations)	2012	0	0	0	0
	2013	0	0	0	0

Thomas Brookes	2012	0	0	0	0
	2013	0	0	0	0

Matthew Sullivan	2012	0	0	0	0
	2013	0	0	0	0

David Barnes*	2012	0	0	0	0
	2013	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially based on 344,881,342 issued and outstanding shares of common stock as of December 31, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. We believe that all persons named in the table have sole voting and investment power with respect to shares beneficially owned by them. All share ownership figures include shares issuable upon exercise of options or warrants exercisable within 60 days of December 31, 2013, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

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

Subsequent Event

On February 27, 2014 the Purchase Agreement is terminated by executed a share exchange agreement (the "agreement") with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

	Year Ended December 31, 2012	Year Ended December 31, 2013
Audit fees	$20,000	$20,000
Audit-related fees	$	$
Tax fees	$	$
All other fees	$10,500	$10,500
Total	$30,500	$30,500

Audit Fees

The aggregate fees billed for professional services rendered by B&A for the audit of our annual financial statements for the fiscal year ended December 31, 2013 amounted to $20,000.

Audit-Related Fees

During the fiscal year ended December 31, 2013, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $10,500.

Tax Fees

The aggregate fees billed for professional services rendered by B&A for the tax compliance for the fiscal year ended December 31, 2013 was $0.

All Other Fees

During the fiscal year ended December 31, 2013 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2013, though our board of directors has approved the services described above for such year.

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

January 29, 2015	By:	/s/ Kenneth Stead
Name: Kenneth Stead
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kenneth Stead	January 29, 2015
Name: Kenneth Stead
Title: Chief Executive Officer (Principal Executive Officer), CFO (Principal Accounting Officer) Treasurer, Secretary, and Sole Director

7951 SW 6th St., Suite. 216

Plantation, FL   33324

Tel:   954-424-2345

Fax:  954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RemSleep Holdings Inc. F/K/A Kat Gold Holdings Corp.

We have audited the accompanying balance sheets of RemSleep Holdings Inc. F/K/A Kat Gold Holdings Corp. as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception (December 5, 2005) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RemSleep Holdings Inc. F/K/A Kat Gold Holdings Corp. as of December 31, 2013 and 2012, and the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012 and for the period from inception (December 5, 2005) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

Certified Public Accountants

Plantation, Florida

The United States of America

January 29, 2015

_______________________________________________________________________________________

www.ba-cpa.net

REMSLEEP HOLDINGS, INC. F/K/A KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012

ASSETS	12/31/2013	12/31/2012

CURRENT ASSETS:
Cash	$-	$478
TOTAL CURRENT ASSETS	-	478

TOTAL ASSETS	$-	$478

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$48	$-
Accounts payable	211,354	140,901
Loan payable to individual	50,000	30,000
Convertible notes payable- related party (net of $280,000 discount)	560,000	-
Derivative liabilities related party	1,504,281	-
Due to related party	19,767	-
Accrued Interest Payable	58,236	-
Accrued compensation to officers	1,062,000	544,000
TOTAL CURRENT LIABILITIES	3,465,686	714,901

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, -0-
shares issued and outstanding	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
344,881,342 and 341,714,675 shares issued or outstanding at
December 31, 2013 and, December 31, 2012, respectively	344,881	341,715
Common stock to be issued, $.001 par value, 4,500,000 and 122,929,825
shares at December 31, 2013 and, December 31, 2012, respectively	4,500	122,930
Additional paid in capital	148,925,793	148,800,630
Accumulated other comprehensive income (loss)	(459)
Deficit accumulated during the development stage	(152,740,402)	(149,979,699)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,465,686)	(714,424)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$478

The accompanying notes are an integral part of these financial statements

REMSLEEP HOLDINGS, INC. F/K/A KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS & COMPREHENSIVE INCOME
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005) AND
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Cumulative
			Amount
	For the years		from Inception
	ended December 31,		(December 5, 2005)
	2013	2012	to Dec. 31, 2013
REVENUES:
Sales	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

EXPENSES:
Wages	1,358,000	1,206,000	2,685,299
Common Stock Issued	9,900	-	9,900
Geologist and geophysicist	-	-	105,579
Accounting and legal	75,416	164,898	506,824
Office and other expenses	34,869	32,885	81,782
Vehicle expenses		-	6,692
Claim option expenses	-	-	52,500
Drilling and excavation	-	-	189,280
Travel and entertainment	-	-	16,429
Assay and related	-	-	103,599
Total expenses	1,478,185	1,403,783	3,757,884

Loss from operations	$(1,478,185)	$(1,403,783)	$(3,757,884)

Impairment of mineral rights and properties purchased from related party	-	-	(18,900,000)
Impairment of mineral rights and properties purchased	-	(16,100,000)	(16,100,000)
Impairment of Handcamp division property purchase	-	-	(112,700,000)
Total impairments	-	(16,100,000)	(147,700,000)

Other Income (Expenses)
Interest Expense	(58,236)	-	(58,236)
Amortization of debt discount	(560,000)	-	(560,000)
Derivative liabilities expense	(930,693)	-	(930,693)
Change in derivative liabilities expense	(266,412)	-	(266,412)
Total other income (expenses)	(1,282,518)	-	(1,282,518)

Loss before income taxes	(2,760,703)	(17,503,783)	(152,740,402)

Provision for income taxes	-	-	-

NET LOSS	$(2,760,703)	$(17,503,783)	$(152,740,402)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment	$459	-	$459
Comprehensive Loss (Income)	$(2,761,162)	(17,503,783)	$(152,740,861)

Basic and fully diluted net loss per share	$(0.01)	$(0.05)	$(0.87)

Weighted average common shares outstanding	343,940,703	320,179,587	175,490,857

The accompanying notes are an integral part of these financial statements

REMSLEEP HOLDINGS, INC. F/K/A KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION (DECEMBER 5, 2005)
AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Series A	Series A			Common	Common		Accumulated
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional	other
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Comprehensive	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Income (Loss)	Deficit	Total

Cumulative net losses since inception (December 5, 2005)
through December 31, 2009	-	$-	-	$-	2,644,500	$2,645	-	$-	$36,950	$-	$(36,950)	$2,645

Expenditures made by related party on Company's behalf	-	-	-	-	-	-	-	-	736,090	-	-	736,090

Purchase of Handcamp division property	-	-	-	-	161,000,000	161,000	-	-	112,539,000	-	-	112,700,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(113,428,056)	(113,428,056)

Balances, December 31, 2010	-	$-	-	$-	163,644,500	$163,645	-	$-	$113,312,040	$-	$(113,465,006)	$10,679

Purchase of mineral rights and properties from related party	-	-	-	-	135,000,000	135,000	-	-	18,765,000	-	-	18,900,000

Expenditures made by related party on Company's behalf	-	-	-	-	-	-	-	-	112,590	-	-	112,590

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(19,010,910)	(19,010,910)

Balances, December 31, 2011	-	$-	-	$-	298,644,500	$298,645	-	$-	$132,189,630	$-	$(132,475,916)	$12,359

Purchase of mineral rights and properties	-	-	-	-	43,070,175	43,070	117,929,825	117,930	15,939,000	-	-	16,100,000

Common shares to be issued to officer for sign on bonus	-	-	-	-	-	-	4,500,000	4,500	445,500	-	-	450,000

Common shares to be issued to individual for investment	-	-	-	-	-	-	166,667	167	4,833	-	-	5,000

Common shares issued to individual for investment	-	-	-	-	-	-	333,333	333	9,667	-	-	10,000

Issuance of Series A preferred shares to officers for bonuses	-	-	2,120,000	-	-	-	-	-	212,000	-	-	212,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	(17,503,783)	(17,503,783)

Balances, December 31, 2012	-	$-	2,120,000	$-	341,714,675	$341,715	122,929,825	$122,930	$148,800,630	$-	$(149,979,699)	$(714,424)

Common shares issued for compensation	-	-	-	-	3,000,000	3,000	-	-	6,900	-	-	9900

Issuance on common shares to be issued	-	-	-	-	166,667	167	(166,667)	(167)	0	-	-	-

Cancellation of purchase	-	-	-	-	-	-	(118,263,158)	(118,263)	118,263	-	-	-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(2,760,703)	(2,760,703)

Foreign currency transaction loss	-	-	-	-	-	-	-	-	-	(459)	-	(459)

Balance December 31, 2013	-	$-	2,120,000	$-	344,881,342	$344,881	4,500,000	$4,500	$148,925,793	$(459)	$(152,740,402)	$(3,465,686)

The accompanying notes are an integral part of these financial statements

REMSLEEP HOLDINGS, INC. F/K/A KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	2013	2012	to Dec. 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,760,703)	$(17,503,783)	$(152,740,402)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	16,100,000	18,900,000
Impairment of mineral rights and properties	-	-	-
Common shares to be issued for sign on bonus	-	450,000	450,000
Common shares to be issued for compensation	9,900	-	9,900
Amortization of debt discount	560,000		560,000
Derivative liabilities expense	930,693		930,693
Change in derivative liabilities expense	(266,412)		(266,412)
Series A preferred shares issued to officers for bonuses	-	212,000	212,000
Changes in operating assets and liabilities:
Security deposits	-	6,050	6,050
Bank Overdraft	48		48
Accrued compensation to officers	518,000	544,000	1,062,000
Accounts payable	70,453	140,902	211,355
Accrued Interest payable	58,236		58,236
NET CASH (USED IN) OPERATING ACTIVITIES	(879,785)	(50,831)	(1,809,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	20,000	-	50,000
Proceed from related party	19,767	-	19,767
Proceed from convertible notes payable	840,000	-	840,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	-	-	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	879,767	-	1,810,397

Foreign Currency Adjustment	459	-	459

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(478)	(5,831)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	478	6,309	-
END OF THE YEAR	$-	$478	$-

NON-CASH FINANCING ACTIVITIES:
Purchase of Handcamp property via issuance of 161,000,000 common shares of which 65,000,000 shares have been issued at June 4, 2010 and
91,000,000 shares were issued on September 14, 2010, and related write-
off due to impairment of the estimated value as future cash flow is uncertain	$-	$-	$112,539,000

Purchase of KATX mineral rights and properties via issuance of 135,000,000 shares pursuant to contract dated November 23, 2011 using closing stock price of $.14 at such date and related impairment of the estimated value
as future cash flow is uncertain	$-	$-	$18,900,000

Purchase of African mineral rights and properties via issuance of 161,000,000 shares pursuant to contract dated April 18, 2012 using closing common stock price of $.10 at such date and related impairment of the estimated value
as future cash flow is uncertain	$16,100,000	$16,100,000	$16,100,000

The accompanying notes are an integral part of these financial statements

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., f/k/n Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007.  Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties.  On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp.  As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis.  The Company is currently awaiting the results of these core samples.

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2013.

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

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

The company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended December 31, 2013.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of  shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2013 and 2012.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013 and 2012 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 NOTE PAYABLE

Note payable at December 31, 2013 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 8% per annum. The accrued interest related to this note was $2,417 and $0 for the years ended December 31, 2013 and 2012 respectively.

NOTE 3 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES RELATED PARTY

On April 30, 2013 the Company issued two 9.9% convertible notes in the principal amounts of $720,000 and $120,000 (the "Note"), respectively, to related parties.

The notes bear interest at the rate of 9.9% per annum. All interest and principal was due on April 30, 2014 and is in default. The Note is convertible on or after April 30, 2014 and prior to full payment of principal and interest hereunder, at the Lender option, at a 50% discount to the average closing bid price for the previous three (3) trading days prior to the conversion as Trading Day is defined in the Notes. The Company may prepay the Debentures at any time without penalty.

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes are convertible into a variable number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was amortized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $720,000 and $120,000 respectively based on the initial fair value of the derivative liability of $1,517,737 and $252,956, respectively. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

			Assumed	Market
			Conversion	Price on	Volatility	Risk-Free
Grant Date	Fair Value	Term Yrs	Price	Grant Date	Percentage	Rate

4/30/2013	$1,517,737	1	$0.0019	$0.0039	780%	0.11%
4/30/2013	$252,956	1	$0.0019	$0.0039	780%	0.11%

At December 31, 2013, the Company revalued the embedded derivative liability. For the period from the grant date to December 31, 2013, the balance of derivative liability of these two convertible notes were decreased by $38,059 to $1,289,384 and decreased by $228,353 to $214,897 respectively.

The fair value of the embedded derivative liability was calculated at December 31, 2013 utilizing the following assumptions:

		Assumed
		Conversion	Volatility	Risk-Free
Fair Value	Terms Years	Price	Percentage	Rate

$1,289,384	0.33	$0.0009	846%	0.09%
$214,897	0.33	$0.0009	846%	0.09%

The carrying value of the Notes was $480,000 and $80,000, respectively, as of December 31, 2013, net of unamortized discount of $240,000 and $40,000, respectively. The Company recorded amortization of the debt discount in the amount totally of $560,000 during the year ended December 31, 2013. The accrued interest related to this notes for year ended December 31, 2013 is $47,845 and $7,974 respectively.

NOTE 4 DUE TO RELATED PARTY

Due to related party was $19,767 and $0 as of December 31, 2013 and 2012 respectively. The funds were borrowed from the Company's former officer and stockholder to fund the Company's daily operations.  The effects of imputed interest are immaterial on the financial statements taken as a whole.

NOTE 5 CAPITAL STOCK

The Company was originally authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of December 31, 2013, there was no class A preferred shares issued and outstanding. The Company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share. On April 17, 2013, the Company issued as compensation for services provided a total of 3,000,000 common shares with a fair value of $9,900 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On October 12, 2012, the Company signed a subscription agreement to issue 166,667 common shares in exchange of $5,000. As of December 31, 2013, 166,667 common shares were issued. These 166,667 common shares were issued on February 13, 2013.

On July 5, 2012, the Company issued 333,333 common shares in exchange of $10,000.

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

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

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was $0.01 and $0.05 for the years ended December 31, 2013 and 2012.

REMSLEEP HOLDINGS, INC. F/K/A KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2013

NOTE 7 INCOME TAXES

At December 31, 2013, the company had federal and state net operating loss carry forwards of approximately $152,740,402 that expires in 2033.

Due to operating losses, there is no provision for current federal or state income taxes for the period ended December 31. 2013 or 2012. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal or state income tax purpose.

The Company's deferred tax asset at December 31, 2013 consists of a net operating loss calculated using federal and state effective tax rates equating to approximately $59,568,000 less a valuation allowance in the amount of approximately $59,568,000. Because of the Company's lack of earning history, the deferred tax asset has been fully offset be a valuation allowance. The measurement valuation allowance increased by $1,076,853 and $6,826,475 during the 2013 and 2012 periods respectively.

The Company's total deferred tax asset as of December 31, 2013 is as follows:

Deferred tax asset - gross	$59,568,000
Valuation allowance	$59,568,000
Net deferred tax used	-

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	(39%)	(39%)
Total deferred tax asset	0%	0%

NOTE 8 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2013 and 2012 are summarized as follows:

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

For the Period Ended December 31, 2013

NOTE 10 MATERIAL CONTRACTS

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

NOTE 12 MATERIAL EVENT (PURCHASE OF EKOM MINE PROPERTY) AND EMPLOYMENT COMMITMENTS

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

In connection with the Purchase Agreement, described below, the Company will issue to the Sellers one hundred sixty-one million (161,000,000) shares of Common Stock. These securities will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance will not involve any general solicitation or advertising by us. The Sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness. On February 27, 2014, the purchase agreement was terminated by an executed share exchange agreement (the "agreement') with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the Company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

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

NOTE 13 GOING CONCERN AND UNCERTAINTY

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

NOTE 14 DEVELOPMENT STAGE RISK

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

For the Period Ended December 31, 2013

NOTE 15 SUBSEQUENT EVENT

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

On April 17, 2014, the Company authorized 2.5 million shares of series of A Preferred Stock, and changed the par value from no par value to $0.001 per share. Each series A Preferred share entitles the holders to convert each share of series A Preferred stock into 1 share of common stock. Each share of series A Preferred stock has voting rights equal to 25 common shares.

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