Form 10-Q
period 2014-03-31
RemSleep Holdings Inc.
filed 2015-02-25
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number: 000-53450

RemSleep Holdings Inc.

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

Yes [  ]  No [X]

As of March 31, 2014, there were 524,881,342 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2013 as filed with the SEC on February 4, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30,, 2013 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdinngs, Inc. f/ka KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2014

ASSETS	03/31/2014	12/31/2013

CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$43	$48
Accounts payable	214,440	211,354
Loan payable to individual	50,000	50,000
Convertible notes payable- related party (net of $280,000 discount)	770,000	560,000
Derivative liabilities related party	1,461,750	1,504,281
Due to related party	23,382	19,767
Accrued Interest Payable	1,238,000	58,236
Accrued compensation to officers	79,651	1,062,000
TOTAL CURRENT LIABILITIES	3,837,266	3,465,686

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, -0-
shares issued and outstanding	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
524,881,342 and 344,881,342 shares issued or outstanding at
March 31, 2014 and, December 31, 2013, respectively	524,881	344,881
Common stock to be issued, $.001 par value, 4,500,000 and 122,929,825
shares at March 31, 2014 and, December 31, 2013, respectively	4,500	4,500
Additional paid in capital	149,231,793	148,925,793
Accumulated other comprehensive income (loss)	2,626	(459)
Deficit accumulated during the development stage	(153,601,067)	(152,740,402)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,837,266)	(3,465,686)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
AS OF MARCH 31, 2014

	For the three months
	ended March 31,
	03/31/2014	03/31/2013
REVENUES:
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

EXPENSES:
Wages	176,000	192,000
Common Stock Issued	229,500	-
Geologist and geophysicist	-	-
Accounting and legal	3,000	10,219
Office and other expenses	6,781	4,067
Vehicle expenses		-
Claim option expenses	-	-
Drilling and excavation	-	-
Travel and entertainment	-	-
Assay and related	-	-
Total expenses	415,281	206,286

Loss from operations	$(415,281)	$(206,286)

OTHER INCOME (EXPENSES)
Interest Expense	(21,415)	-
Amortization of debt discount	(210,000)	-
Derivative liabilities expense	-	-
Change in derivative liabilities expense	42,531	-
Loss on Debt retirement	(256,500)
Total other income (expenses)	(445,384)	(206,286)

Loss before income taxes	(860,665)	(206,286)

Provision for income taxes	-	-

NET LOSS	$(860,665)	$(206,286)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment	$(2,626)	-
Comprehensive Loss (Income)	$(858,038)	(206,286)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	400,881,342	341,798,008

The accompanying notes are an integral part of these financial statements.

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Amount
			from Inception
			(December 5, 2005)
	03/31/2014	03/31/2013	to Mar. 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860,665)	$(206,286)	$(152,102,782)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-	2,645
Impairment of Handcamp estimated value	-	-	112,700,000
Impairment of mineral rights and properties purchased from related party	-	-	18,900,000
Impairment of mineral rights and properties	-	-	16,100,000
Common shares to be issued for sign on bonus	-	-	450,000
Common shares to be issued for compensation	229,500	-	9,900
Amortization of debt discount	210,500	-	140,000
Derivative liabilities expense	-	-	930,693
Change in derivative liabilities expense	(42,351)	-	2,204
Loss on debt retirement	(256,500)	-
Series A preferred shares issued to officers for bonuses	-	-	212,000
Changes in operating assets and liabilities:	-	-
Security deposits	-	-
Bank Overdraft	(5)	-	(5)
Accrued compensation to officers	176,000	192,000	678,000
Accounts payable	3,086	14,508	138,304
Accrued Interest payable	21,415	-	18,232
NET CASH (USED IN) OPERATING ACTIVITIES	(6,699)	222	(1,803,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	-	-	50,000
Proceed from related party	3,614	-	13,913
Proceed from convertible notes payable	-	-	840,000
Common shares to be issued for investment	-	-	5,000
Common shares issued for investment	-	-	10,000
Capital contributions from related party	-	-	885,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,614	-	1,804,543

Foreign Currency Adjustment	(3,085)	-	962

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	222	158

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	478	-

END OF THE YEAR	$-	$700	$158

The accompanying notes are an integral part of these financial statements.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., f/k/a/ Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition,  exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings corp. As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. The Company has commenced exploratory drilling operations on the Handcamp property and sent core samples obtained for analysis.  The Company is currently awaiting the results of these core samples.

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 2014.

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

For the Period Ended March 31, 2014

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

The Company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended March 31, 2014.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2014 and December 31, 2013.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2013 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

NOTE 2 NOTE PAYABLE

Note payable at March 31, 2014 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 8% per annum. The accrued interest related to this note was $625 and $0 for the quarter ended March 31, 2013 and 2013.

NOTE 3 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES RELATED PARTY

On April 30, 2013 the Company issued two 9.9% convertible notes in the principal of $720,000 and $120,000 (the "Note"), respectively, two related parties. The notes bear interest at the rate of 9.9% per annum. All interest and principal must be due on April 30, 2014 and is in default. The Note is convertible on or after April 30, 2014 and prior to full payment of principal and interest hereunder, at the Lender option, at a 50% discount to the average closing bid price for the previous three (3) trading days prior to the conversion as Trading Day is defined in the Note. The company may prepay this Debenture at any time without penalty.

The Company has determined that the conversion feature of the Notes represent an embedded derivative since the Notes is convertible into a varible number of shares upon conversion. Accordingly, the Notes are not considered to be conventional debt under EITF 00-19 and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. Accordingly, the fair value of this derivative instrument has been recorded as a liability on the balance sheet with the corresponding amount recorded as a discount to the Notes. Such discount was authorized from the grant date to the maturity date of the Notes. The change in the fair value of the derivative liability is recorded in other income or expenses in the statement of operations at the end of each period, with the offset to the derivative liability on the balance sheet. The embedded conversion feature included in the Notes resulted in an initial debt discount of $720,000 and 120,000 respectively based on the initial fair value of the derivative liability of $1,517,737 and 252,956, respectively. The fair value of the embedded derivative liability was calculated at grant date utilizing the following assumptions:

			Assumed	Market
			Conversion	Price on	Volatility	Risk-Free
Grant Date	Fair Value	Term Yrs	Price	Grant Date	Percentage	Rate

4/30/2013	$1,517,737	1	$0.0019	$0.0039	780%	0.11%
4/30/2013	$252,956	1	$0.0019	$0.0039	780%	0.11%

At March 31, 2014, the company revalued the embedded derivative liability. For the period from the grant date to March 31, 2014, the balance of derivative liability of these two convertible notes were decreased by $36,456 to $1,252,928 and decreased by $6,076 to 208,821 respectively.

The fair value of the embedded derivative liability was calculated at March 31, 2014 utilizing the following assumptions:

		Assumed
		Conversion	Volatility	Risk-Free
Fair Value	Terms Years	Price	Percentage	Rate

$1,252,928	0.08	$0.0012	843%	0.05%
$208,821	0.08	$0.0012	843%	0.05%

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

The carrying value of the Notes was $660,000 and $110,000, respectively, as of March 31, 2014, net of unamortized discount of $70,000 and $10,000, respectively. The company recorded amortization of the debt discount in the amount totally of $210,000 during the year ended December 31, 2013. The accrued interest related to this notes for the three months ended March 31, 2014 is $65,421 and $10,904 respectively.

NOTE 4 DUE TO RELATED PARTY

Due to related parties were $23,382 and $19,767 as of March 31, 2014 and December 31, 2013 respectively. The funds borrowed from the Company's former officer and stockholder were to fund the Company's daily operations.

NOTE 5: CAPITAL STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of March 31, 2014, there was no Class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

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

For the Period Ended March 31, 2014

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

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was $0.00 for the three months ended March 31, 2014 and 2013.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

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

The reconciliation of income taxes computed at the federal and state statutory income tax rate to total income taxes for the periods ended December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34%	34%
Income tax computed at the state statutory rate	5%	5%
Valuation allowance	-0.39	-0.39
Total deferred tax asset	0%	0%

NOTE 8 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2014 and 2013 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2014	2013
Income Taxes	$--	$--
Interest	$--	$--

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

In connection with the Purchase Agreement, described below, the Company will issue to the Sellers one hundred sixty-one million (161,000,000) shares of Common Stock. These securities will be issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance will not involve any general solicitation or advertising by us. The Sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $.10 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness. On February 27, 2014, the purchase agreement is terminated by executed a share exchange agreement (the "agreement') with Global Gold. The agreement provides in part that 118,263,158 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the Company and cancelled. In consideration for the delivery of the 118,263,158 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by Kat Gold. A total of 42,736,842 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issued and outstanding.

In connection with the Kenneth Stead Agreement, the Company issued to Mr. Stead as a sign-on bonus four million five hundred thousand (4,500,000) shares of Common Stock.

In connection with the Kenneth Stead Employment Agreement, the Company issued to Mr. Stead one million five hundred thousand (1,500,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction. On February 2014, the purchase agreement is terminated by executed a share exchange (the "agreement") with Global Gold. The company is no longer required to issue these series preferred stock to Mr. Stead.

In connection with the Timothy Stead Employment Agreement, described below, the Company issued to Mr. Stead six hundred twenty thousand (620,000) shares of Series A convertible preferred stock upon the closing of the Global Gold transaction. On February 2014, the purchase agreement it terminated by executed a share exchange agreement (the "Agreement") with Global Gold. The company is no longer required to issue these Series A preferred stock to Mr. Stead.

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

For the Period Ended March 31, 2014

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

NOTE 15 SUBSEQUENT EVENT

On April 17, 2014, the Company authorized 2.5 million shares of Series A preferred stock, and changed the par value from no par value to $0.001 per share. Each Series A preferred share entitles the holders to convert each share of Series A preferred stock into 1 share of common stock. Each share of Series A preferred stock has voting rights equal to 25 common shares.

On April 17, 2014, the Company changed the par value of Series A preferred stock from no par value to $0.001 per share. Each Series B preferred share entitles the holders to convert each share of Series B preferred into 100 shares of common stock.

On April 17, 2014, the Company authorized 5 million shares of Series C preferred stock, with a par value of $0.001 per share. Each Series C preferred share entitles the holders to convert each share of Series C preferred into 50 shares of common stock.

On October 27, 2014, a 1:2,000 reverse split has been approved by the corporation and shareholders but the process of FINRA approval and effectiveness has just begun. It is expected that the reverse would be effective somewhere around March 1, 2015.

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

On March 19 2013, we announced the signing of a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession. Gross proceeds from any mining operations will be split 85% in favour of Kat Gold Holdings and 15% J. Kwarteng Mines Limited. The concession is located west of the Atewa Range, in the Kibi District, Eastern Region, and is one of the oldest gold producing areas in Ghana.

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

As of the date of this Annual Report, we have not generated any revenues but we have incurred expenses related to the drilling and exploration of Handcamp as well as our property in Ghana.  We have no material income and/or assets other than Handcamp, Rusty Ridge, Collier’s, South Lucky and Ekom Eya, and have cumulative losses from inception through March 31, 2014 of approximately $150,404,207.

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

Going Concern

As of March 31, 2014, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $0 as of the date of March 31, 2014.

Cash flow from operations.

To date, we have generated no cash flow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of March 31, 2014.

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

Commitments

As of March 31, 2014, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. Kat Gold Holdings has signed a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession in Ghana. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations

The three months ended March 31, 2013 compared to the three months ended March 31, 2014

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, total revenues were $0  and $0, respectively; and net losses were $860,665 and  $206,286and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

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

KAT GOLD HOLDINGS CORP.

February 25, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)