Form 10-Q/A
period 2014-03-31
RemSleep Holdings Inc.
filed 2015-03-02
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2013 as filed with the SEC on February 4, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2013 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdinngs, Inc. f/ka KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF MARCH 31, 2014

ASSETS	03/31/2014	12/31/2013
	(Unaudited)	(audited)
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$43	$48
Accounts payable	214,440	211,354
Loan payable to individual	50,000	50,000
Convertible notes payable- related party (net of $70,000 and $280,000 discount at March 31, 2014 and December 31, 2013, respectively)	770,000	560,000
Derivative liabilities related party	1,461,750	1,504,281
Due to related party	23,382	19,767
Accrued Interest Payable	1,238,000	58,236
Accrued compensation to officers	79,651	1,062,000
TOTAL CURRENT LIABILITIES	3,837,266	3,465,686

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, -0-
shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
524,881,342 and 344,881,342 shares issued or outstanding at
March 31, 2014 and, December 31, 2013, respectively	524,881	344,881
Common stock to be issued, $.001 par value, 4,500,000 shares issued and
outstanding at March 31, 2014 and, December 31, 2013, respectively	4,500	4,500
Additional paid in capital	149,231,793	148,925,793
Accumulated other comprehensive income (loss)	2,626	(459)
Deficit accumulated during the development stage	(153,601,067)	(152,740,402)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,837,266)	(3,465,686)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements.

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
AS OF MARCH 31, 2014 (UNAUDITED)

	For the three months
	ended
	03/31/2014	03/31/2013
REVENUES:
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

EXPENSES:
Wages	176,000	192,000
Common Stock Issued	229,500	-
Geologist and geophysicist	-	-
Accounting and legal	3,000	10,219
Office and other expenses	6,781	4,067
Vehicle expenses		-
Claim option expenses	-	-
Drilling and excavation	-	-
Travel and entertainment	-	-
Assay and related	-	-
Total expenses	415,281	206,286

Loss from operations	$(415,281)	$(206,286)

OTHER INCOME (EXPENSES)
Interest Expense	(21,415)	-
Amortization of debt discount	(210,000)	-
Derivative liabilities expense	-	-
Change in derivative liabilities expense	42,531	-
Loss attributed to retirement of accrued expense	(256,500)
Total other income (expenses)	(445,384)	(206,286)

Loss before income taxes	(860,665)	(206,286)

Provision for income taxes	-	-

NET LOSS	$(860,665)	$(206,286)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment	$(2,626)	-
Comprehensive Loss (Income)	$(858,038)	(206,286)

Basic and fully diluted net loss per share	**	**

Weighted average common shares outstanding	400,881,342	341,798,008

** Less than $0.01

The accompanying notes are an integral part of these financial statements.

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOW (UNAUDITED)

	For the three months
	ended
	03/31/2014	03/31/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(860,665)	$(206,286)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-
Impairment of Handcamp estimated value	-	-
Impairment of mineral rights and properties purchased from related party	-	-
Impairment of mineral rights and properties	-	-
Common shares to be issued for sign on bonus	-	-
Common shares to be issued for compensation	229,500	-
Amortization of debt discount	210,500	-
Derivative liabilities expense	-	-
Change in derivative liabilities expense	(42,351)	-
Loss attributed to retirement of accrued expense	(256,500)	-
Series A preferred shares issued to officers for bonuses	-	-
Changes in operating assets and liabilities:	-	-
Security deposits	-	-
Bank Overdraft	(5)	-
Accrued compensation to officers	176,000	192,000
Accounts payable	3,086	14,508
Accrued Interest payable	21,415	-
NET CASH (USED IN) OPERATING ACTIVITIES	(6,699)	222

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	-	-
Proceed from related party	3,614	-
Proceed from convertible notes payable	-	-
Common shares to be issued for investment	-	-
Common shares issued for investment	-	-
Capital contributions from related party	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,614	-

Foreign Currency Adjustment	(3,085)	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	222

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	478

END OF THE YEAR	$-	$700

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 since the quarter ended July 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2014

NOTE 2 NOTE PAYABLE

Note payable at March 31, 2014 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 5% per annum. The accrued interest related to this note was $625 and $0 for the quarter ended March 31, 2014 and 2013.

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

On April 17, 2014, the Company changed the par value of Series B preferred stock from no par value to $0.001 per share. Each Series B preferred share entitles the holders to convert each share of Series B preferred into 100 shares of common stock.

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

Cash flow from operations.

To date, we have generated $6,699 cash outflow from operations.

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

Results of Operations

The three months ended March 31, 2013 compared to the three months ended March 31, 2014

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, total revenues were $0 and $0, respectively; and net losses were $860,665 and  $206,286, respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

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

KAT GOLD HOLDINGS CORP.

February 27, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

February 27, 2015	By:	/s/ Matthew Sullivan
Matthew Sullivan, Chief Financial Officer
(Principal Accounting Officer)