Form 10-Q
period 2014-09-30
RemSleep Holdings Inc.
filed 2015-03-02
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ]  No [X]

As of September 30, 2014, there were 344,881,342 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2013 as filed with the SEC on February 4, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2014 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1.  FINANCIAL STATEMENTS

REMSleep Holdinngs, Inc. f/ka KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS
AS OF September 30, 2014

ASSETS	09/30/2014	12/31/2013
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$-	$48
Accounts payable	226,398	211,354
Loan payable to individual	50,000	50,000
Convertible notes payable- related party (net of $0 and $280,000 discount at September 30, 2014 and December 31, 2013, respectively)	840,000	560,000
Derivative liabilities related party	735,000	1,504,281
Due to related party	23,652	19,767
Accrued Interest Payable	1,430,000	58,236
Accrued compensation to officers	123,023	1,062,000
TOTAL CURRENT LIABILITIES	3,428,014	3,465,686

STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock, no par value, 5,000,000 shares authorized, -0- shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at September 30, 2014 and December 31, 2013.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at September 30, 2014 and December 31, 2013.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 524,881,642 and 344,881,642 shares issued or outstanding at September 30, 2014 and, December 31, 2013, respectively	524,881	344,881
Common stock to be issued, $.001 par value, 4,500,000 shares at September 30, 2014 and, December 31, 2013, respectively	4,500	4,500
Additional paid in capital	149,231,793	148,925,793
Accumulated other comprehensive income (loss)	3,119	(459)
Deficit accumulated during the development stage	(153,192,307)	(152,740,402)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,428,014)	(3,465,686)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
AS OF September 30, 2014 (Unaudited)

	For the three months				For the nine months
	ended Sept 30,				ended Sept 30,
	09/30/2014		09/30/2013		09/30/2014		09/30/2013
REVENUES:
Sales		$-		$-		$-	$-
Cost of sales		-		-		-	-
Gross profit		-		-		-	-

EXPENSES:
Wages		96,000		192,000		368,000	1,166,000
Common Stock Issued		-		-		229,500	9,900
Geologist and geophysicist		-		-		-	-
Accounting and legal		3,000		3,000		9,000	12,138
Office and other expenses		3,304		7,069		13,400	28,602
Vehicle expenses				-			-
Claim option expenses		-		-		-	-
Drilling and excavation		-		-		-	-
Travel and entertainment		-		-		-	-
Assay and related		-		-		-	-
Total expenses		102,304		202,069		619,900	1,216,640

Loss from operations		$(102,304)		$(202,069)		$(619,900)	$(1,216,640)

Other Income (Expenses)
Interest Expense		(21,957)		(21,211)		(64,787)	(37,026)
Amortization of debt discount		-		(210,000)		(280,000)	(350,000)
Derivative liabilities expense		-		-		-	(930,693)
Change in derivative liabilities expense		105,000		(84,558)		769,281	(106,561)
Loss attributed to retirement of accrued expense		-		-		(265,500)	-
Total other income (expenses)		83,043		(315,769)		167,995	(1,424,280)

Loss before income taxes		(19,261)		(517,838)		(451,905)	(2,640,920)

Provision for income taxes		-		-		-	-

NET LOSS		$(19,261)		$(517,838)		$(451,905)	$(2,640,920)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment		(1,594)		(620)		(3,119)	342
Comprehensive Loss (Income)		$(17,667)		$(517,217)		$(448,787)	$(2,641,262)

Basic and fully diluted net loss per share	$	**	$	**	$	**	$(0.01)

Weighted average common shares outstanding		524,881,342		344,881,342		484,002,221	343,623,711

** Less than $0.01

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	09/30/2014	09/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(451,905)	$(2,640,920)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-
Impairment of Handcamp estimated value	-	-
Impairment of mineral rights and properties purchased from related party	-	-
Impairment of mineral rights and properties	-	-
Common shares to be issued for sign on bonus	-	-
Common shares to be issued for compensation	229,500	9,900
Amortization of debt discount	228,000	350,000
Derivative liabilities expense	-	930,693
Change in derivative liabilities expense	(769,281)	106,561
Loss attributed to retirement of accrued expense	(256,500)	-
Series A preferred shares issued to officers for bonuses	-	-
Changes in operating assets and liabilities:	-	-
Security deposits	-	-
Bank Overdraft	(48)	12
Accrued compensation to officers	368,000	326,000
Accounts payable	15,045	3,451
Accrued Interest payable	15,045	37,026
NET CASH (USED IN) OPERATING ACTIVITIES	(7,403)	(877,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	-	20,000
Proceed from related party	3,825	17,142
Proceed from convertible notes payable	-	840,000
Common shares to be issued for investment	-	-
Common shares issued for investment	-	-
Capital contributions from related party	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,825	877,142

Foreign Currency Adjustment	(3,578)	342

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(478)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	478

END OF THE YEAR	$-	$(1)

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended Sept 30, 2014

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2014.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended Sept 30, 2014

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

The company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended September 30, 2014.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended Sept 30, 2014

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2014 and 2013.

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

NOTE 2 NOTE PAYABLE

Note payable at September 30, 2014 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 5% per annum. The accrued interest related to this note was $3,167 and $1,917 for the quarter ended September 30, 2014 and 2013.

NOTE 3 CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES RELATED PARTY

On April 30, 2013 the Company issued two 9.9% convertible notes in the principal of $720,000 and $120,000 (the "Note"), respectively, two related parties.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended Sept 30, 2014

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

At September 30, 2014, the Company revalued the embedded derivative liability. For the period from the grant date to September 30, 2014, the balance of derivative liability of these two convertible notes were decreased by $90,000 to $630,000 and decreased by $15,000 to 105,000 respectively.

The fair value of the embedded derivative liability was calculated at September 30, 2014 utilizing the following assumptions:

		Assumed
		Conversion	Volatility	Risk-Free
Fair Value	Terms Years	Price	Percentage	Rate

$630,000	0.01	$0.0003	8.47%	0.01%
$105,000	0.01	$0.0003	8.47%	0.01%

The carrying value of the Notes was $720,000 and $120,000, respectively, as of September 30, 2014, net of unamortized discount of $0 and $0, respectively. The company recorded amortization of the debt discount in the amount total of $280,000 during the year ended December 31, 2013. The accrued interest related to this notes for the nine months ended September 30, 2014 is $100,923 and $16,829 respectively.

NOTE 4 DUE TO RELATED PARTY

Due to related parties were $23,652 and $19,767 as of September 30, 2014 and December 31, 2013 respectively. The funds borrowed from the Company's former officer and stockholder were to fund the Company's daily operations.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Period Ended Sept 30, 2014

NOTE 5 CAPITAL STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of September 30, 2014, there was no Class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

On March 3, 2014, the Company issued 180,000,000 shares of common stock with a fair market value of $486,000 to retire 229,500 accrued expense generate during 2014. And a loss of $256,500 of debt retirement are recorded.

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

For the Period Ended Sept 30, 2014

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

NOTE 6 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.00) and ($0.01) for the nine months ended September 30, 2014 and 2013.

NOTE 7 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended September 30, 2014 and 2013 are summarized as follows:

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

For the Period Ended Sept 30, 2014

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

For the Period Ended Sept 30, 2014

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

NOTE 14 SUBSEQUENT EVENT

On October 27, 2014, a 1:2,000 reverse split has been approved by the corporation and shareholders but the process of FINRA approval and effectiveness has just begun. It is expected that the reverse would be effective somewhere around March, 2015.

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

Going Concern

As of September 30, 2014, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $0 as of the date of September 30, 2014.

Cash flow from operations.

To date, we have generated $7,403 cash outflow from operations.

Cash flows from shareholders.

Capital contributions provided by our parent company aggregated $885,630 as of September 30, 2014.

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

Commitments

As of September 30, 2014, our only material capital commitment was the implementation of the Ekom Eya Project and the continued funding of the exploration of the Handcamp, Rusty Ridge, Collier’s and South Lucky properties. Kat Gold Holdings has signed a Memorandum of Understanding with J. Kwarteng Mines Limited for the purpose of assessing and potentially mining the alluvial deposits at the J. Kwarteng Mines Ltd concession in Ghana. We anticipate that any further capital requirements will be financed principally through the issuance of our securities. However, we cannot assure you that additional capital resources and financings will be available to us on a timely basis, on acceptable terms, or at all.  We have no commitments to any unrelated parties.

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

Results of Operations

The three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

For the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, total revenues were $0, $0 and $0, $0, respectively; and net losses were $19,261, $451,905 and $517,838, $2,640,940 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.  The losses for the 3 months ended September 30, 2014 were primarily due to charges in relation to the day to day operations of the company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2013 and continued to apply as of September 30, 2014.  Our management intends, during the 2015 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

March 2, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Executive Officer
(Principal Executive Officer)

March 2, 2015	By:	/s/ Kenneth Stead
Kenneth Stead, Chief Financial Officer
(Principal Accounting Officer)