Form 10-K
period 2014-12-31
RemSleep Holdings Inc.
filed 2016-04-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2829 Westown Pkwy, Suite 220, West Des Moines, Iowa 50266

(Address of principal executive offices) (Zip Code)

(912) 590-6048

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.  Yes      . No  X .

Securities registered pursuant to Section 12(g) of the Exchange Act: Yes      . No  X .

Common Stock, $0.001 par value	OTCQB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

 Yes      . No  X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.          Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of December 31, 2014, approximately 152,881 shares of our common stock, par value $0.001 per share, were held by non-affiliates, which had a market value of approximately $30,576 based on the available OTCQB closing price of $.20 per share on December 31, 2014.

As of December 21, 2015 the number of shares of common stock of the registrant outstanding is 6,698,565 and the number of shares of convertible preferred stock outstanding is 0.

(all share balances in this 10K are adjusted to reflect the 2,000 to 1 reverse split undertaken on March 26, 2015)

FORM 10-K

REMSLEEP HOLDINGS, INC.

(formerly KAT GOLD HOLDINGS CORP.)

DECEMBER 31, 2014

TABLE OF CONTENTS

	PART I	Page

ITEM 1	Description of Business	4

ITEM 1A.	Risk Factors	6

ITEM 1B.	Unresolved Staff Comments	9

ITEM 2.	Properties	10

ITEM 3.	Legal Proceedings	10

ITEM 4.	[Removed and Reserved]	10

	PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

ITEM 6.	Selected Financial Data	11

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 8.	Financial Statements and Supplementary Data	F-1

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	13

ITEM 9A.	Controls and Procedures	13

ITEM 9B.	Other Information	13

	PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance	14

ITEM 11.	Executive Compensation	16

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	17

ITEM 14.	Principal Accountant Fees and Services	17

	PART IV

ITEM 15.	Exhibits and Financial Statement Schedules	18

	Signature Page	19

PART I

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

“RemSleep”, “we”, “us”, “our” or the Company refers to REMSleep Holdings, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

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

Handcamp consists of 3 contiguous claim blocks totaling 149 claims, for an area of 3,730 hectares (37.3 square km). It is located less than 2,000 m east of the Trans Canada Highway (TCH), about 15 km south of South Brook, a small community situated near the south end of Halls Bay along the north coast of Newfoundland, Canada (See “Figure 1”). Driving time from St. John’s, the capital of Newfoundland, to Handcamp is approximately 6 hours. A regional airport is located at Deer Lake 115 km west along the Trans- Canada Highway. Gravel roads provide access to Handcamp from the highway (See “Figure 2”). An electrical transmission line parallels the Trans Canada Highway and passes within 1,500m of Handcamp.

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

Subsequent Events

On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea.

REMSleep Holdings, Inc. has patented a new, innovative sleep apnea product that will meet multiple market needs and be able to reach a large percentage of patients worldwide. REMSleep was founded by two principals with over 35 years of sleep-industry experience, including working at some of the pioneering companies. They have substantial direct knowledge of all current continuous positive airway pressure (CPAP) equipment on the market and what it is lacking. This expertise led to the invention of the DeltaWave CPAP interface.

The goal of RemSleep is to achieve optimum compliance and comfort for CPAP patients. Years of research and development have led to the revolutionary DeltaWave CPAP interface, a design that addresses the stubborn issues that continue to affect a patient’s ability to comply with treatment. The DeltaWave interface does not disrupt normal breathing mechanics, is not claustrophobic, causes zero work of breathing (WOB), minimizes or eliminates drying of the sinuses, uses less driving pressure, and allows users to feel safe and secure while sleeping.

RemSleep is confident that DeltaWave’s unique design will provide patients with a more compliant CPAP interface that provides improved comfort, ease of use, and encourages deep restful sleep. The market for sleep treatment and equipment was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea.

The DeltaWave will be launched into the U.S. market first, while CE marking is obtained. REMSleep has already begun discussions with potential industry distributor partners in the U.S., and has received strong interest from a potential distribution partner in Germany that has sales channels/distribution partners throughout the EU. They have no current product like the REMSleep DeltaWave and are awaiting samples for evaluation. REMSleep has also been in contact with two internet retailers. One sells directly to patients online (the largest internet reseller of sleep products), and the other is working with trucking firms (selling direct to drivers).

REMSleep’s founders have extensive experience in the sleep industry, and have direct experience in starting companies and introducing unique products. COB Russell Bird, for example, found great success with start-ups Medical Gases Australia and Medical Industries America (both started out of garages before being multimillion-dollar ventures). Tom Wood helped found Innomed Technologies, and has product-development experience developing highly successful products in the industry. The two founders have worked in collaboration for more than 10 years and are now focused on bringing to market the best-in-class DeltaWave CPAP interface, with the goal of becoming a leading product manufacturer and distributor in this fast-growing global market. The owners have invested $100,000 in R&D for the DeltaWave, and are seeking an investment of $1 million for the full launch.

Employees

Russell Bird is the companies Chief Executive Officer. Mr. Bird is a full time employee of the Company. Aside from Mr. Bird, we currently have three employees, consisting of one Director of Sales and Marketing, one Chief Engineer, and one Director of Product Development.

ITEM 1A.  RISK FACTORS

Prospective and existing investors should carefully consider the following risk factors in evaluating our business.  The factors listed below represent the known material risks that we believe could cause our business results to differ from the statements contained herein.

Our lack of history makes evaluating our business difficult.

We have a limited operating history and we may not sustain profitability in the future.

To sustain profitability, we must:

•

develop and identify new clients in need of our services;

•

compete with larger, more established competitors in the surgical appliance and supplies manufacturing industry;

•

maintain and enhance our brand recognition; and

•

adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives. Further, our lack of operating history makes it difficult to evaluate our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in highly competitive industries. The historical information in this report may not be indicative of our future financial condition and future performance. For example, we expect that our future annual growth rate in revenues will be moderate and likely be less than the growth rates experienced in the early part of our history.

We may be subject to regulatory inquiries, claims, suits prosecutions which may impact our profitability.

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We may be unable to continue paying the costs of being public.

The costs of being a public company may be substantial and the Company may not be able to absorb the costs of being a public company which may cause us to cease being public in the future or require additional fundraising in order to remain in business. We estimate that in the future, costs for legal and accounting at $20,000 per year.

Expanding our service offerings or number of offices may not be profitable.

We may choose to develop products and services to offer.  Developing new offerings involves inherent risks, including:

•

our inability to estimate demand for the new offerings;

•

competition from more established market participants;

•

a lack of market understanding.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new employees into our culture as well as assessing the demand in the applicable market.

Our auditor has indicated in its report that there is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Because we have a limited history of operations we may not be able to successfully implement our business plan.

We only have less than one year of operational history in our industry. Accordingly, our operations are subject to the risks inherent in the establishment of a new business enterprise, including access to capital, successful implementation of our business plan and limited revenue from operations. We cannot assure you that our intended activities or plan of operation will be successful or result in revenue or profit to us and any failure to implement our business plan may have a material adverse effect on the business of the Company.

If we fail to effectively manage our growth, our business, brand and reputation, results of operations and financial condition may be adversely affected.

We may experience a rapid growth in operations, which may place significant demands on our management team and our operational and financial infrastructure. As we continue to grow, we must effectively identify, integrate, develop and motivate new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we believe we will have to offer attractive compensation packages. The risks of over-hiring or over compensating and the challenges of integrating a rapidly growing employee base may impact profitability.

Additionally, if we do not effectively manage our growth, the quality of our services could suffer, which could adversely affect our business, brand and reputation, results of operations and financial condition. If operational, technology and infrastructure improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. To effectively manage our growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. This will require that we refine our information technology systems to maintain effective online services and enhance information and communication systems to ensure that our employees effectively communicate with each other and our growing base of customers. These system enhancements and improvements will require significant incremental and ongoing capital expenditures and allocation of valuable management and employee resources. If we fail to implement these improvements and maintenance programs effectively, our ability to manage our expected growth and comply with the rules and regulations that are applicable to publicly reporting companies will be impaired and we may incur additional expenses.

We depend heavily on key personnel, and turnover of key senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our Chief Executive Officer Russel Bird. If we lose his services or if he fails to perform in his current position, or if we are not able to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees in managing the product acquisition, marketing and sales aspects of our business, any part of which could be harmed by turnover in the future.

We may not effectively ensure that our website is accessible and any significant disruption in our online services could adversely affect our business, brand and reputation, results of operations, financial condition and future prospects.

A key element of our business model is the ability of our customers to access our website and our ability to fulfill orders. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. At times we have experienced, or may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, capacity constraints, denial-of-service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our website is unavailable when customers attempt to access it, our customers may seek other solutions to address their needs and may not return to our website in the future. To the extent that we do not effectively address future capacity constraints, upgrade our systems as needed and continually develop our online platform to accommodate actual and anticipated technology changes, our business, brand and reputation, results of operations, financial condition and future prospects could be adversely affected.

If we fail to adequately protect our website from computer malware, viruses, hacking, phishing and denial-of-service attacks, our brand and reputation and our ability to retain existing customers and attract new customers could be harmed.

Computer malware, viruses, hacking, phishing and denial-of-service attacks have become more prevalent in the online services industry. Denial-of-service attacks, a type of security attack which affects access to and speed of operation of our website may occur on our systems in the future. Any failure to maintain performance, reliability, security, and availability of our online technology platform to the satisfaction of our customers may harm our brand and reputation and our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations and financial condition.

We have not paid dividends and do not anticipate the payment of dividends

The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business. Because no dividends will be paid, purchasers of shares should not expect any return on their investment in the form of cash dividends.

Risks Related to the Market for our Stock

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the Shares available for trading on the OTCQB, investors should consider any secondary market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors.  Indeed, we do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole.  No members of the board of directors are independent directors.  Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our Chairman of the Board and President owns a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our Chairman of the Board Russell Bird and President Tom Wood owns a significant percentage of our outstanding voting securities. As a result, currently, they will possess a significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

There may not be funds available for net income because our Chairman of the Board and President maintains significant control and can determine their own salary and perquisites.

Our Chairman of the Board Russell Bird and President Tom Wood currently owns a majority of the outstanding common stock. As a result, there may not be funds available for net income because she maintains significant control and can determine her own salary and perquisites.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, authorize the issuance of 1,000,000,000 shares of common stock. Accordingly, our existing shareholders may be less than one percent of our authorized common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We may offer to sell our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to rely upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company maintains offices at 722 50th St., Des Moines, Iowa 50312 at a rental rate of $0 per month on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

No current director, officer, nominee for director or officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor has any such person been the subject of any order, judgment or decree involving the violation of any state or federal securities or commodities laws. The Company is not aware of any legal proceedings to which any director, officer or affiliate of the Company, any record or beneficial owner of more than five (5) percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has an interest adverse to the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the OTCQB under the symbol “RMSL”. The high/low market prices of our common stock were as follows for the periods below, as reported on www.OTCQB.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High Close	Low Close

Fiscal Year Ended December 31, 2014
1st Quarter	$.00	$.00
2nd Quarter	$.00	$.00
3rd Quarter	$.00	$.00
4th Quarter	$.00	$.00

Fiscal Year Ended December 31, 2013
1st Quarter	$.01	$.00
2nd Quarter	$.00	$.00
3rd Quarter	$.00	$.00
4th Quarter	$.00	$.00

As of December 22, 2015, we had approximately 133 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

On March 30, 2015, REMSleep Holdings, Inc. entered into an exchange agreement to purchase 100% of the outstanding interests of REMSleep, LLC in exchange for 50,000,000 common shares of REMSleep Holdings, Inc.’s stock. REMSleep, LLC is now a wholly-owned subsidiary of REMSleep Holdings, Inc. and REMSleep Holdings, Inc. has acquired the business and operations of REMSleep, LLC. The Exchange agreement contains customary representations, warranties, and conditions.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM.7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract immediate additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission, including, specifically, the “Risk Factors” enumerated herein.

Overview

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

Subsequent Event

REMSleep Holdings, Inc. has patented a new, innovative sleep apnea product that will meet multiple market needs and be able to reach a large percentage of patients worldwide. REMSleep was founded by two principals with over 35 years of sleep-industry experience, including working at some of the pioneering companies. They have substantial direct knowledge of all current continuous positive airway pressure (CPAP) equipment on the market and what it is lacking. This expertise led to the invention of the DeltaWave CPAP interface. Our website is:  http://www.remsleeptech.com.

Research and Development

We are currently engaged in the research and development of new products with the intent of launching them in the future. There is no guarantee that we will be able to successfully develop new products or bring any new products to market.

Reports to Security Holders

We are subject to the reporting, proxy and other requirements of the Exchange Act and we intend to file and make available to our shareholders with annual reports containing financial statements audited by our independent auditors and quarterly reports containing unaudited financial statements for each of the first three quarters of each year, as well as proxy or information statements.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site on which reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC are made available. The address of that site is www.sec.gov.

Laws and Regulations

While our intended business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Operating Results

Revenues. The Company generated revenues of $0 for the year end December 31, 2014, and no revenue in the prior fiscal year.

Operating expenses. The Company had operating expenses of $732,318 for the year end December 31, 2014, the majority of which was wages, common stock issuance, and professional fees to prepare and bring our SEC filings up to date. This is compared to operating expenses in the amount of $1,478,185 for the fiscal year end December 31, 2013.

Interest Expense. There was interest expense in the amount of $64,787 for the year end December 31, 2014, compared to $58,236 for the year end December 31, 2013.

Net Loss. Our net loss for the year ended December 31, 2014 was ($564,323), compared to ($2,760,703) for the year end December 31, 2013.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of December 31, 2014 was $0 against total current liabilities of $1,273,599.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles. Preparation of the statements in accordance with these principles requires that we make estimates, using available data and our judgment, for such things as valuing assets, accruing liabilities and estimating expenses. The following is a discussion of the most critical estimates that we must make when preparing our financial statements.

Revenue Recognition.   The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

Income Taxes and Deferred Income Taxes.   We use the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes and for the future use of net operating losses. We have recorded a valuation allowance against our net deferred income tax asset. The valuation allowance reduces deferred income tax assets to an amount that represents management’s best estimate of the amount of such deferred income tax assets that more likely than not will be realized.

Recent Accounting Pronouncements

We evaluate all accounting pronouncements issued by the Financial Accounting Standards Board during each reporting period to assess their impact on and applicability to our accounting practices and our financial reporting and disclosures.

We have reviewed all accounting pronouncements issued by the Financial Accounting Standards Board since we last issued financial statements and have determined that none of them have a material effect on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable since we are a smaller reporting company under the applicable SEC rules.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has insufficient working capital, a stockholders’ deficit and recurring net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates, PA

Bongiovanni & Associates, PA

n/k/a L&L CPAS PA

Certified Public Accountants

Plantation, Florida

The United States of America

January 29, 2015

KBT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

RemSleep Holdings, Inc:

I have audited the accompanying balance sheets of RemSleep Holdings, Inc, (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RemSleep Holdings, Inc as of December 31, 2014 and the results of its operations and cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered losses from operations and negative cash flows from operations.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/K. Brice Toussaint

K. Brice Toussaint

Dallas TX

April 8th, 2016

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013

CURRENT ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$-	$48
Accounts payable	226,398	211,354
Loan payable to individual	50,000	50,000
Convertible notes payable- related party (net of $280,000 discount)	840,000	560,000
Derivative liabilities related party	735,000	1,504,281
Due to related party	23,593	19,767
Accrued compensation to officers	1,430,000	1,062,000
Accrued interest payable	123,023	58,236
TOTAL CURRENT LIABILITIES	3,428,014	3,465,686

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, -0- shares issued at December 31, 2014 and December 31, 2013	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2014 and December 31, 2013.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2014 and December 31, 2013.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 262,440 and 172,440 shares issued or outstanding at December 31, 2014 and, December 31, 2013, respectively	262	172
Common stock to be issued, $.001 par value, 3,750 and 2,250 shares at December 31, 2014 and, December 31, 2013, respectively	4	2
Additional paid in capital	149,760,956	149,275,001
Accumulated other comprehensive income (loss)	2,661	(459)
Deficit accumulated during the development stage	(153,191,897)	(152,740,402)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,428,014)	(3,465,686)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.

(A Development Stage Company)

OPERATING STATEMENT

	For the years ended
	December 31, 2014	December 31, 2013
REVENUES:
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

EXPENSES:
Wages	368,000	1,358,000
Common Stock Issued	229,500	9,900
Geologist and geophysicist	-	-
Accounting and legal	9,000	75,416
Office and other expenses	12,989	34,869
Vehicle expenses		-
Claim option expenses	-	-
Drilling and excavation	-	-
Travel and entertainment	-	-
Assay and related	-	-
Total expenses	619,489	1,478,185

Loss from operations	(619,489)	(1,478,185)

Other Income (Expenses)
Interest Expense	(64,787)	(58,236)
Amortization of debt discount	(280,000)	(560,000)
Derivative liabilities expense	-	(930,693)
Change in derivative liabilities expense	769,281	(266,412)
Loss attributed to retirement of accrued expense	(265,500)	-
Total other income (expenses)	167,994	(1,282,518)

Loss before income taxes	(451,495)	(2,760,703)

Provision for income taxes	-	-

NET LOSS	(451,495)	(2,760,703)

Other Comprehensive Loss (Income)
Foreign currency translation adjustment	(3,119)	459
Comprehensive Loss (Income)	$(448,376)	$(2,761,162)

Basic and fully diluted net loss per share	$(1.87)	$(16.05)

Weighted average common shares outstanding	242,001	171,970

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Shares	Preferred Stock Amount	Series A Preferred Shares to be Issued	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common Shares to be Issued	Common Stock to be Issued	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Retained Deficit	Total

Balances, December 31, 2012	-	$ -	2,120,000	$ -	170,857	$ 171	61,465	$ 61	$149,265,043	$ -	$(149,979,699)	$.(714,424)

Common shares issued for compensation	-	-	-	-	1,500	1	-	-	9,899	-	-	9,900

Issuance on common shares to be issued	-	-	-	-	83	-	(83)	-	-	-	-	-

Cancellation of purchase	-	-	-	-	-	-	(59,132)	(59)	59	-	-	-

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	-	(2,760,703)	(2,760,703)

Foreign currency transaction loss	-	-	-	-	-	-	-	-	-	(459)	-	(459)

Balance December 31, 2013	-		2,120,000	-	172,440	172	2,250	2	149,275,001	(459)	(152,740,402)	(3,465,686)

Common shares issued for debt	-	-	-	-	88,500	88	-	-	455,955	-	-	456,044

Common shares purchased	-	-	-	-	1,500	2	1,500	2	30,000	-	-	30,005

Foreign currency transaction gain	-	-	-	-	-	-	-	-	-	3,119	-	3,119

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	-	(451,495)	(451,495)

Balance December 31, 2014	-	$ -	2,120,000	$ -	262,440	$ 262	3,750	$ 4	$ 149,760,956	$ 2,660	$(153,191,897)	$(3,428,014)

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(451,495)	$(2,760,703)
Adjustments to reconcile net loss to net cash (used in) operations:
Recapitalization of equity due to reverse merger	-	-
Impairment of Handcamp estimated value	-	-
Impairment of mineral rights and properties purchased from related party	-	-
Impairment of mineral rights and properties	-	-
Common shares to be issued for sign on bonus	-	-
Common shares to be issued for compensation	229,500	9,900
Amortization of debt discount	280,000	560,000
Derivative liabilities expense	-	930,693
Change in derivative liabilities expense	(769,281)	(266,412)
Loss attributed to retirement of accrued expense	(256,500)	-
Series A preferred shares issued to officers for bonuses	-	-
Changes in operating assets and liabilities:	-	-
Security deposits	-	-
Bank Overdraft	(48)	48
Accrued compensation to officers	368,000	518,000
Accounts payable	15,044	70,453
Accrued Interest payable	64,787	58,236
NET CASH (USED IN) OPERATING ACTIVITIES	(6,993)	(879,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds from individual	-	20,000
Proceed from related party	3,825	19,767
Proceed from convertible notes payable	-	840,000
Common shares to be issued for investment	-	-
Common shares issued for investment	-	-
Capital contributions from related party	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,825	879,767

Foreign Currency Adjustment	(3,168)	459

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(478)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	478

END OF THE YEAR	$-	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., f/k/a/ Kat Gold Holdings Corp. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings corp. As of this annual report, the Company has not generated any revenues but has incurred expenses related to the drilling and exploration of Handcamp. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea.

The Company has not yet earned any revenue from operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting   Standards Board Statement ASC 915 (“FASB ASC 915”). Among the disclosures required by FASB ASC 915are that the Company’s financial statements be identified as those of a development stage operation.

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2014.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

Risk and Uncertainties

The Company is subject to risks common to companies in the mining industry, including, but not limited to, litigation, development of new technological mining innovations and dependence on key personnel. As of January 5, 2015, the Company is subject to risks common to manufacturing and health product providers.

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

Fair Value for Financial Assets and Financial Liabilities

The company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The company's derivative liabilities related to convertible debt are measured at fair value on a recurring basis, using level 3 inputs. There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2014.

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

For the Year Ended December 31, 2014

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2014 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

NOTE 2. NOTE PAYABLE

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

Note payable at December 31, 2014 consists of a $50,000 demand, balloon note payable to an unrelated individual bearing no interest. The loan is unsecured and has no specific maturity date. The note is bearing interest at the rate of 8% per annum. The accrued interest related to this note was $3,167 and $2,417 for the years ended December 31, 2014 and 2013, respectively.

NOTE 3. CONVERTIBLE NOTES PAYABLE AND DERIVITIVE LIABILITIES RELATED PARTY

On April 30, 2013 Kat Gold Holdings Corp. (the "Company") issued two 9.9% convertible notes in the principal of $720,000 and $120,000 (the "Note"), respectively, to related parties. The notes bear interest at the rate of 9.9% per annum. All interest and principal was due on April 30, 2014 and is in default. The Note is convertible on or after April 30, 2014 and prior to full payment of principal and interest hereunder, at the Lender option, at a 50% discount to the average closing bid price for the previous three (3) trading days prior to the conversion as Trading Day is defined in the Note. The company may prepay this Debenture at any time without penalty.

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

Grant Date	Fair Value	Term Yrs.	Assumed Conversion Price	Market Price on Grant Date	Volatility Percentage	Risk-Free Rate
4/30/2013	$1,517,737	1	$0.0019	$0.0039	780%	0.11%
4/30/2013	$252,956	1	$0.0019	$0.0039	780%	0.11%

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

At December 31, 2014, the company revalued the embedded derivative liability. For the period from the grant date to December 31, 2014, the balance of derivative liability of these two convertible notes were decreased by $90,000 to $630,000 and decreased by $15,000 to $105,000 respectively. The fair value of the embedded derivative liability was calculated at December 31, 2014 utilizing the following assumptions:

Fair Value	Terms Years	Assumed Conversion	Volatility	Risk- Free Rate
$630,000	0.01	$0.0003	8.47%	0.01%
$105,000	0.01	$0.0003	8.47%	0.01%

The carrying value of the Notes was $840,000 as of December 31, 2014. The company recorded amortization of the debt discount in the amount totally of $280,000 during the year ended December 31, 2014. The accrued interest related to these notes for years ended December 31, 2014 and 2013 is $100,923 and $55,819 respectively.

NOTE 4. DUE TO PARTY

Due to related parties were $23,593 and $19,767 as of December 31, 2014 and 2013 respectively. The funds borrowed from the Company's former officer and stockholder were to fund the Company's daily operations.

NOTE 5. CAPITAL STOCK

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of December 31, 2014, there was no Class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

 On March 3, 2014, the company issued 90,000 shares of common stock with a fair market value of $486,000 to retire $229,500 of accrued expense generate during 2014. A loss of $256,500 for debt retirement was recorded.

On April 17, 2013, the company issued as compensation for services provided a total of 1,500 common shares with a fair value of $9,900 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On October 12, 2012, the company signed a subscription agreement to issued 83 common shares in exchange of $5,000. These 83 common shares were issued on February 13, 2013.

On April 18, 2012, the company executed a securities purchase agreement (the "Purchase Agreement") with Global Gold Incorporated, a corporation organized under the laws of the Province of British Columbia ("Global Gold") and the shareholders of Global Gold (the "Sellers"), pursuant to which the company acquired all of the issued and outstanding shares of the capital stock of Global Gold. The consideration (the "Purchase Price") paid by the company to the sellers was an aggregate of eighty thousand five hundred (80,500) shares of the company's common stock, par value $0.001 per share the "Common Stock"), of which fifty nine thousand one hundred thirty-two (59,132) shares of common stock payable to Thomas Brookes ("Brookes") and Matthew Sullivan ("Sullivan") were placed in escrow and will be released in accordance with the terms of an Escrow Agreement, described below. The purchase agreement also provided that Brookes and Sullivan will be appointed to the Board of Directors of the Company, and that each of Kenneth Stead, Timothy Stead, Brookes and Sullivan will vote their shares of stock of the company in favor of each other as directors so long as the parties maintain an ownership interest of at least five percent (5%) of the company's outstanding common stock and until the earlier of (i) eighteen (18) months from the date of the closing of the Global Gold transaction if the company has not received revenues of at least One Million Dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana; or (ii) three (3) years from the date of the closing.

On April 12, 2012, the company entered into an Escrow Agreement with Brookes, Sullivan and Gracin & Marlow, LLP, as escrow agent (the "Escrow Agreement"), pursuant to which the parties agreed that fifty nine thousand one hundred thirty two (59,132) shares of common stock (the "Escrow Shares') will be released to Brookes and Sullivan if and when the company has received revenues of at least one million dollars ($1,000,000) from the production of the Ekom Eya mine in Ghana (the "Milestone"); provided, however, that if the Milestone is not achieved by the date that is two (2) years from the date of the Escrow Agreement, the escrow agent will release to the company for cancellation all of the Escrow Shares, unless otherwise agreed to by the company and Brookes and Sullivan.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

In connection with the purchase agreement, described below, the company will issue to the sellers eighty thousand five hundred (80,500) shares of common stock. These securities will be issued in reliance on Section 4(2) of the securities act of 1933, as amended (the "Securities Act"). The issuance will not involve any general solicitation or advertising by us. The sellers acknowledged the existence of transfer restrictions applicable to the securities to be sold by us. Certificates representing the securities to be sold contain a legend stating the restrictions on transfer to which such securities are subject. The shares were recorded at $200 per share, the price of the stock at the issuance date and date of contract. The $16,100,000 purchase price was immediately written off due to no future realization of cash flows and worthlessness.

On February 27, 2014 the Purchase Agreement is terminated by executed a share exchange agreement (the "agreement") with Global Gold. The agreement provides in part that 59,132 shares of our common stock previously issued to Mr. Sullivan and Mr. Brookes be returned to the company and cancelled. In consideration for the delivery of the 59,132 shares of Kat Gold common stock, Kat Gold will deliver to Mr. Brookes and Mr. Sullivan all of the issued and outstanding shares of Global Gold owned by Kat Gold. A total of 21,368 shares of Kat Gold common stock previously issued to the minority shareholders of Global Gold shall remain issue d and outstanding.

NOTE 6. LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was $(2.33) and $(16.05) for the year ended December 31, 2014 and 2013.

NOTE .7 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2014 and 2013 are summarized as follows:

Cash paid during the years for interest and income taxes:
	2014	2013
Income Taxes	$-	$-
Interest	$-	$-

NOTE .8 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this entity on behalf of the Company and the direct vendor payments are treated as capital contributions in the accompanying financial statements.

NOTE 10. GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) to raise financing to enable it to continue to locate, explore and develop mineral properties as well as to generate working capital, and 2) to sell mineral properties that it has located, explored and developed by attempting to enter into joint ventures with, or to sell interests in any property it manages to develop to, a major mining company.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014

The Company’s continued existence is dependent upon its ability to resolve its lack of liquidity and begin generating profits in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 11. DEVELOPMENT STAGE RISK

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

NOTE 12. SUBSEQUENT EVENT

On March 26, 2015, a 1:2,000 reverse split was completed.

On January 5, 215, the Company changed its name to RemSleep Holdings Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea. This was accompanied by a change in control and the election of new directors and officers.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Kenneth Stead, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of December  31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014. The Company had weaknesses in personnel and keeping record keeping up to date.   New professionals are being engaged in 2015 to improve these weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2014 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

The names of our officers and directors as of December 31, 2014, the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

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

Family Relationships

Ken and Timothy Stead are brothers.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
				-
Kenneth Stead (President and CEO)	2014	-	-	-	-
	2013	-	-	-	-

Timothy Stead (Vice President, Field Operations)	2014	-	-	-	-
	2013	-	-	-	-

Thomas Brookes	2014	-	-	-	-
	2013	-	-	-	-

Matthew Sullivan	2014	-	-	-	-
	2013	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2014.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock/	Percent of Class

Directors and Named Executive Officers (2):
Kenneth Stead(3)	151,382	88.60%
Matthew Sullivan	-	-
Timothy Stead	-	-
Thomas Brookes	-	-
All Officers and Directors as a Group	151,382	88.60%

5% or Greater Beneficial Owners
Kat Exploration, Inc.(3)
1149 Topsail Rd.
Mount Pearl, Newfoundland, A1N 5G2	151,382	88.60%

Beneficial ownership is calculated based on the 170,857 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder.  The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

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

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by KBT for the audit of our annual financial statements for the fiscal year ended December 31, 2014 amounted to $20,000.

Audit-Related Fees

During the fiscal year ended December 31, 2014, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $10,500.

Tax Fees

The aggregate fees billed for professional services rendered by KBT for the tax compliance for the fiscal year ended December 31, 2014 was $0.

All Other Fees

During the fiscal year ended December 31, 2014 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2014, though our board of directors has approved the services described above for such year.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.

The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.

Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X	-	-	-	-
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X	-	-	-	-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc.

By: /s/ Tom Wood

Tom Wood, Acting President

Date: April 13, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Wood	Acting Principal Executive Officer and Director	April 13, 2016
Tom Wood

/s/ Tom Wood	Principal Financial and Director	April 13, 2016
Tom Wood