Form 10-Q
period 2015-03-31
RemSleep Holdings Inc.
filed 2016-12-30
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 50th Street, Des Moines, Iowa 50312
(Address of principal executive offices)(Zip Code)

(706) 495-7585

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

Yes      . No  X .

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

Yes      . No  X .

As of March 31, 2015, there were 173,940 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2014 as filed with the SEC on April 14, 2016. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2015 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
ASSETS	2015	2014

CURRENT ASSETS:
Cash in Bank	$688	$8,680
Prepaid Expenses	5,000	5,000
TOTAL CURRENT ASSETS	5,688	13,680

PROPERTY AND EQUIPMENT - net	14,446	4,344

TOTAL ASSETS	$20,134	$18,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$226,398	$-
Due to shareholder	137,088	100,815
TOTAL LIABILITIES	363,486	100,815

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at March 31, 2015 and December 31, 2014.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at March 31, 2015 and December 31, 2014.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 173,940 shares issued or outstanding at March 31, 2015 and December 31, 2014, respectively	177	177
Common stock to be issued, $.001 par value, 3,750 shares at March 31, 2015 and, December 31, 2014, respectively	41	41
Additional paid in capital	149,304,962	149,304,962
Deficit	(149,648,532)	(149,387,971)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(343,352)	(82,791)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,134	$18,024

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended
	March 31,
	2015	2014
EXPENSES:
Accounting and legal	$13,411	$-
Public company costs	10,000	-
Officer compensation	9,000	-
Office and other expenses	1,523	-
Depreciation	229	-
Total expenses	34,163	-

Loss from operations	(34,163)	-

Loss before income taxes	(34,163)	-

Provision for income taxes	-	-

NET LOSS	$(34,163)	$-

Basic and fully diluted net loss per share	$(0.20)	$-

Weighted average common shares outstanding	173,940	171,970

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,163)	$-
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	229	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(33,934)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,331)	-
NET CASH USED BY INVESTING ACTIVITIES	(10,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	36,273	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,273	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,992)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	8,680	-

END OF THE PERIOD	$688	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2015.

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

The carrying amounts of the company's financial assets and liabilities, such as cash, accounts receivable, rent deposit, accounts payable, customer deposits and notes payable approximate their fair values because of the short maturity of these instruments. There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2015.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2015 and December 31, 2014.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2015 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2. DUE TO RELATED PARTY

Due to related parties were $137,088 as of March 31, 2015 and $100,815 as of December 31, 2014. The funds borrowed from the Company's stockholder were to fund the Company's daily operations.

NOTE 3. CAPITAL STOCK

On March 26, 2015, a 1:2,000 reverse split was completed.

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of March 31, 2015, there was no class A preferred shares issued and outstanding.

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

NOTE 4. LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.20) and $0.00 for the three months ended March 31, 2015 and 2014.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended March 31, 2015 and 2014 are summarized as follows:

Cash paid during the periods for interest and income taxes:

	2015	2014

Income Taxes	$-	$-

Interest	$-	$-

NOTE 6. COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has received support from a party related through common ownership and directorship. All of the expenses herein have been borne by this individual on behalf of the Company and the direct vendor payments are treated as capital contributions and shareholder loans in the accompanying financial statements.

NOTE 8. GOING CONCERN AND UNCERTAINTY

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

REMSleep Holdings, Inc. has a patent pending new, innovative sleep apnea product that will meet multiple market needs and be able to reach a large percentage of patients worldwide. REMSleep was founded by two principals with over 35 years of sleep-industry experience, including working at some of the pioneering companies. They have substantial direct knowledge of all current continuous positive airway pressure (CPAP) equipment on the market and what it is lacking. This expertise led to the invention of the DeltaWave CPAP interface.

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

Our website is: http://www.remsleeptech.com/.

Results of Operations

The company has had no revenue for the three months ended March 31, 2015 or March 31, 2014. Total expenses for the three months ended March 31, 2015 were $34,163 and $0 for the three months ended March 31, 2014.

Cash Requirements

We operate with virtually no capital. We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

Going Concern

As of March 31, 2015, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $688 as of the date of March 31, 2015.

Cash flow from operations.

Cash flow from operations for the three months ended March 31, 2015 were ($33,934) compared to $0 for the three months ended March 31, 2014.

Cash flows from investing activities for the three months ended March 31, 2015 were ($10,331) compared to $0 for the three months ended March 31, 2014.

Cash flows from financing activities for the three months ended March 31, 2015 were $36,273 compared to $0 for the three months ended March 31, 2014.

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

Results of Operations

The three months ended March 31, 2014 compared to the three months ended March 31, 2015

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, total revenues were $0 and $0, respectively; and net losses were $34,163 and $0 and respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of March 31, 2015. Our management intends, during the 2015 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

REMSLEEP HOLDINGS CORP.

/s/ Tom Wood	Acting Principal Executive Officer and Director	December 20, 2016
Tom Wood

/s/ Tom Wood	Principal Financial and Director	December 20, 2016
Tom Wood