Form 10-Q
period 2015-06-30
RemSleep Holdings Inc.
filed 2016-12-30
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      . No  X .

As of June 30, 2015, there were 173,940 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2014 as filed with the SEC on April 14, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2015 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
BALANCE SHEETS
(UNAUDITED)

	June30,	December 31,
ASSETS	2015	2014

CURRENT ASSETS:
Cash in Bank	$-	$8,680
Prepaid Expenses	5,000	5,000
TOTAL CURRENT ASSETS	5,688	13,680

PROPERTY AND EQUIPMENT - net	14,446	4,344

TOTAL ASSETS	$19,217	$18,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$226,398	$-
Due to shareholder	174,784	100,815
TOTAL LIABILITIES	401,182	100,815

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at March 31, 2015 and December 31, 2014.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at March 31, 2015 and December 31, 2014.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 173,940 shares issued or outstanding at March 31, 2015 and December 31, 2014, respectively	177	177
Common stock to be issued, $.001 par value, 3,750 shares at March 31, 2015 and, December 31, 2014, respectively	41	41
Additional paid in capital	149,304,962	149,304,962
Deficit	(149,687,145)	(149,387,971)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(381,965)	(82,791)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,217	$18,024

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
EXPENSES:
Accounting and legal	$32,000	$-	$45,411	$-
Office and other expenses	384	-	1,907	-
Officer compensation	6,000	-	15,000	-
Public company costs	-	-	10,000	-
Depreciation	229	-	458	-
Total expenses	38,613	-	72,776	-

Loss from operations	(38,613)	-	(72,776)	-

Income (loss) before income taxes	(38,613)	-	72,776)	-

Provision for income taxes	-	-	-	-

NET LOSS	$(38,613)	$-	$(72,776)	$-

Basic and fully diluted net income (loss) per share	$(0.22)	$-	$(0.42)	$-

Weighted average common shares outstanding	173,940	173,940	173,940	173,940

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,776)	$-
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	458	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(72,318)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,331)	-
NET CASH USED BY INVESTING ACTIVITIES	(10,331)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	73,969	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	73,969	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,680)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	8,680	-

END OF THE PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2015

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2015.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2015 and December 31, 2014.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2015 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2. DUE TO RELATED PARTY

Due to related parties were $174,784 as of June 30, 2015 and $100,815 as of December 31, 2014. The funds borrowed from the Company's stockholder were to fund the Company's daily operations.

NOTE 3. CAPITAL STOCK

On March 26, 2015, a 1:2,000 reverse split was completed.

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of June 30, 2015, there was no class A preferred shares issued and outstanding.

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

NOTE 4. LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.42) and $0.00 for the six months ended June 30, 2015 and 2014.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended June 30, 2015 and 2014 are summarized as follows:

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

NOTE 9. SUBSEQUENT EVENTS

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

Results of Operations

The company has had no revenue for the three or six months ended June 30, 2015 or June 30, 2014.  Total expenses for the three months ended June 30, 2015 were $38,613and $0 for the three months ended June 30, 2014.  Total expenses for the six months ended June 30, 2015 were $72,776 and $0 for the six months ended June 30, 2014.

Cash Requirements

We operate with virtually no capital. We have no long term debt and have been able to meet our past financial obligations, including operational expenses, exploration expenses and acquisition costs, on a current basis.

Going Concern

As of June 30, 2015, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $0 as of the date of June 30, 2015.

Cash flow from operations.

Cash flow from operations for the six months ended June 30, 2015 were ($72,318) compared to $0 for the six months ended June 30, 2014.

Cash flows from investing activities for the six months ended June 30, 2015 were ($10,331) compared to $0 for the six months ended June 30, 2014.

Cash flows from financing activities for the six months ended June 30, 2015 were $73,969 compared to $0 for the six months ended June 30, 2014.

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

Results of Operations

The three months ended June 30, 2014 compared to the three months ended June 30, 2015

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, total revenues were $0 and $0, respectively; and net losses were $38,613 and $0 respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of June 30, 2015. Our management intends, during the 2015 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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