Form 10-K
period 2015-12-31
RemSleep Holdings Inc.
filed 2017-02-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

722 50th Street, Des Moines, Iowa 50312

(Address of principal executive offices) (Zip Code)

(912)-590-6048

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	OTCQB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes      . No  X .

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

As of December 31, 2015 the number of shares of common stock of the registrant outstanding is 61,012,227 and the number of shares of convertible preferred stock outstanding is 1,500,000.

FORM 10-K

REMSLEEP HOLDINGS, INC.

DECEMBER 31, 2015

TABLE OF CONTENTS

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

Employees

Russell Bird is the companies Chairman of the Board. Mr. Bird is a full-time employee of the Company. Aside from Mr. Bird, we currently have three employees, consisting of one Chief Executive Officer and one Chief Engineer.

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

Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our auditor has indicated in its report that our lack of revenues raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty. If we are unable to generate significant revenue, or secure financing, we may be required to cease or curtail our operations.

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

A key element of our business model is the ability of our customers to access our website and our ability to fulfill orders. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. At times we have experienced, or may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, capacity constraints, denial-of-service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our website is unavailable when customers attempt to access it, our customers may seek other solutions to address their needs and may not return to our website in the future. To the extent that we do not effectively address future capacity constraints, upgrade our systems as needed and continually develop our online platform to accommodate actual and anticipated technology changes, our business, brand and reputation, results of operations, financial condition, and future prospects could be adversely affected.

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

Our Chairman of the Board Russell Bird and Chief Executive Officer Tom Wood currently owns a majority of the outstanding common stock. As a result, there may not be funds available for net income because they maintain significant control and can determine their own salary and perquisites.

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

	High Close	Low Close

Fiscal Year Ended December 31, 2014
1 st Quarter	$.00	$.00
2 nd Quarter	$.00	$.00
3 rd Quarter	$.00	$.00
4 th Quarter	$.00	$.00

Fiscal Year Ended December 31, 2015
1 st Quarter	$.15	$.00
2 nd Quarter	$.00	$.00
3 rd Quarter	$.00	$.00
4 th Quarter	$.00	$.00

As of December 31, 2015, we had approximately 133 shareholders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REMSleep Holdings, Inc. has patented a new, innovative sleep apnea product that will meet multiple market needs and be able to reach a large percentage of patients worldwide. REMSleep was founded by two principals with over 35 years of sleep-industry experience, including working at some of the pioneering companies. They have substantial direct knowledge of all current continuous positive airway pressure (CPAP) equipment on the market and what it is lacking. This expertise led to the invention of the DeltaWave CPAP interface. Our website is: http://www.remsleeptech.com/.

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

Operating Results

Revenues. The Company generated revenues of $0 for the year end December 31, 2015, and no revenue in the prior fiscal year.

Operating expenses. The Company had operating expenses of $86,373 for the year end December 31, 2015, the majority of which was wages, common stock issuance, and professional fees to prepare and bring our SEC filings up to date. This is compared to operating expenses in the amount of $82,831 for the fiscal year end December 31, 2014.

Net Loss. Our net loss for the year ended December 31, 2015 was ($86,373), compared to ($82,831) for the year end December 31, 2014.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of December 31, 2015 was $108 against total current liabilities of $414,432.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

REMSleep Holdings, Inc.

Des Moines, Iowa

We have audited the accompanying balance sheets of REMSleep,Holdings, Inc.,(the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the statements referred to above present fairly, in all material respects, the financial position of REMSleep Holdings, Inc. as of December 31, 2015 and 2014  and the results of their operations and cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that REMSleep Holdings, Inc. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations and is in need of additional capital to grow its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

Edina, MN

February 13, 2016

5201 Eden Avenue

SUITE 300

Edina, MN 55436

REMSleep Holdings, Inc.

f/ka KAT Gold Holdings Corp.

BALANCE SHEETS

	December 31,	December 31,
ASSETS	2015	2014

CURRENT ASSETS:
Cash in Bank	$108	$8,680
Prepaid Expenses	5,000	5,000

PROPERTY AND EQUIPMENT - net	13,762	4,344

TOTAL ASSETS	$18,870	$18,024

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$226,398	$-
Due to shareholder	87,219	-

TOTAL CURRENT LIABILITIES	313,617	-

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 1,500,000 and -0- shares issued at December 31, 2015 and December 31, 2014, respectively	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2015 and December 31, 2014.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2015 and December 31, 2014.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 61,012,227 and 60,750,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	61,012	60,750
Common stock to be issued, $.001 par value, 3,750 shares at December 31, 2015 and December 31, 2014.	4	4
Additional paid in capital	(177,342)	49,318
Deficit	(178,421)	(92,048)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(294,747)	18,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,870	$18,024

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT Gold Holdings Corp.

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015 and 2014

	2015	2014
EXPENSES:
Legal and Professional	$52,911	$57,500
Office and other expenses	281	227
Officer compensation	15,000	7,020
Organization Expense		5,500
Public company costs	15,499
Research and Development		12,355
Miscellaneous	1,768
Depreciation	914	229

Total expenses	86,373	82,831

Loss from operations	(86,373)	(82,831)

NET LOSS	$(86,373)	$(82,831)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	60,881,114	60,750,000

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/ka KAT Gold Holdings Corp.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Series A	Series A			Common	Common
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	Total

Balance December 31, 2013	-	$ -	2,120,000	$ -	-	$ -	3,750	$ 4	$ -	$ (9,217)	$ (9,213)

Common shares issued	-	-	-	-	60,750,000	60,750	-	-	49,318	-	110,068

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(82,831)	(82,831)

Balance December 31, 2014	-	-	2,120,000	-	60,750,000	60,750	3,750	4	49,318	(92,048)	18,024

Common shares issued	-	-	-	-	262,227	262	-	-	-	-	262

Preferred shares issued	1,500,000	-	(1,500,000)	-	-	-	-	-	-	-	-

Preferred shares cancelled	-	-	(620,000)	-	-	-	-	-		-	-

Adjustment	-	-	-	-	-	-	-	-	(226,660)	-	(226,660)

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(86,373)	(86,373)

Balance December 31, 2015	1,500,000	$ -	-	$ -	61,012,227	$ 61,012	3,750	$ 4	$(177,342)	$(178,421)	$(294,747)

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a/ KAT Gold Holdings Corp.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,373)	$(82,831)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	914	228
Changes in operating assets and liabilities:
Prepaid expenses		(5,000)
NET CASH (USED IN) OPERATING ACTIVITIES	(85,459)	(87,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,332)	(4,572)
NET CASH USED BY INVESTING ACTIVITIES	(10,332)	(4,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder contributions		100,815
Proceeds from shareholder loan	87,259
NET CASH FLOWS FROM FINANCING ACTIVITIES	87,259	100,815

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,532)	8,640

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	8,640	-

END OF THE YEAR	$108	$8,640

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 30, 2015 REMSleep LLC was formerly merged into REMSleep Holdings, Inc.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2015.

Risk and Uncertainties

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2015.

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2015 and 2014

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2015 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - CAPITAL STOCK

On March 26, 2015, a 1:2,000 reverse split was completed.

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of December 31, 2015, there were 1,500,000 class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

On March 30, 2015, RemSleep Holdings, Inc. entered into an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 common shares of RemSleep Holdings, Inc.’s stock. An Addendum was later completed clarifying that the effective date of the acquisition was 12:00 am January 1, 2015. RemSleep LLC is now a wholly-owned subsidiary of RemSleep Holdings, Inc. and RemSleep Holdings, Inc. has acquired the business and operations of RemSleep LLC. The Exchange Agreement contains customary representations, warranties, and conditions.

NOTE 3 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.00) for the years ended December 31, 2015 and 2014.

NOTE 4 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2015 and 2014 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2015	2014
Income Taxes	$-	$-
Interest	$-	$-

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2015

NOTE 5 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 6 RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and the direct vendor payments are treated as capital contributions and shareholder loans in the accompanying financial statements. There are outstanding loans at December 31, 2015 due to two officers in the amounts of $87,151 and $108.

NOTE 7 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 8 PROPERTY AND EQUIPMENT

December 31,	2015	2014
Property and Equipment	$14,905	$4,573
Less accumulated depreciation	(1,143)	(229)
	$13,762	$4,344

Depreciation expense was $914 in 2015 and $229 in 2014.

NOTE 9 INCOME TAXES

The total net operating loss carryforward as of December 31, 2015, and 2014 was $169,204 and $82,831, respectively. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2015, & 2014.Deferred taxes are calculated at a 34% rate:

	2015	2014
Deferred tax assets	$57,529	$28,163
Less: valuation allowance	(57,529)	(28,163)
Net deferred tax asset	$-	$-

NOTE 9 SUBSEQUENT EVENTS

On February 25, 2016 the company issued 2 million Class A preferred shares. On April 26, 2016 the company issued 1.5 million Class A preferred shares.

On February 23, 2016, the company issued as compensation for services provided a total of 200,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

The Company evaluated all events or transactions that occurred after December 31, 2015 through the date of this filing. No additional disclosure required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Tom Wood, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. The Company had weaknesses in personnel and keeping record keeping up to date. New professionals are being engaged in 2016 to improve these weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2015, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

The names of our officers and directors as of December 31, 2015, the date hereof, as well as certain information about them, are set forth below. Unless otherwise noted, all our offers and directors were appointed on September 10, 2010.

Name	Age	Position(s)
Russell Bird	68	Chairman and Director
Tom Wood	71	Chief Executive Officer and Director
Jon Lane	57	President and Director

Russell Bird, Chairman and Director: Highly successful owner and operator of multiple businesses, offering sleep apnea interfaces, devices, and other respiratory equipment and supplies. In 1979 he founded Medical Gases Australia, growing it into a thriving national business by 1984. During this time he met Dr. Collin Sullivan, who became the Grandfather of CPAP therapy. In partnership with him, Medical Gases Australia placed the first patients in the world on CPAP therapy. He then started Medical Industries of America in 1985 and began to design, build, manufacture, market and sell its own products. The company grew from zero sales to a $25M company in 15 years.

Tom Wood, CEO, Director: Tom has been awarded several U.S. patents. He is the inventor and developer of Nasal Aire, which won the 2004 Frost and Sullivan Award for Product Innovation. US Patents also include the Nasal Aire II and Petite Nasal Aire, among any others. Tom has 25 years of experience as a respiratory therapist in the ICU at Baylor Medical Center and Parkland Memorial hospitals in Dallas, TX. He also worked for two years with the Muscular Dystrophy Association, responsible for respiratory care for patients with Amyotrophic Lateral Sclerosis.

Jon Lane, President, Director: Worked for various Fortune 500 companies. He has over 30 years of experience providing engineering/designing services for: Boeing-Rockwell, Gulfstream Aerospace, General Dynamics, Bell Helicopter, Lockheed-Martin Missile and Space Systems, NASA, Northrop-Grumman, Shaw Aero, Sikorsky Helicopter, United Space Alliance, and Invacare.

Family Relationships

None.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith, and in a manner, he believed to be in our best interests.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Kenneth Stead (President and CEO)	2015	0	0	0	0
	2014	0	0	0	0

Timothy Stead (Vice President, Field Operations)	2015	0	0	0	0
	2014	0	0	0	0

Russell Bird	2015	0	0	0	0
	2014	0	0	0	0

Tom Wood	2015	15,000	0	0	0
	2014	7,020	0	0	0

Jonathan Lane	2015	0	0	0	0
	2014	0	0	0	0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2015.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class

Directors and Named Executive Officers (2):
Russell Bird 25,000,000	25,000,000	41%
Tom Wood 20,000,000	20,000,000	33%

All Officers and Directors as a Group	45,000,000	74%

(1)Beneficial ownership is calculated based on the 61,012,227 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) The address for each of the officers and directors is c/o Remsleep, 722 50th Street, Des Moines, Iowa 50312.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by KLJ for the audit of our annual financial statements for the fiscal year ended December 31, 2015 amounted to $10,000.

Audit-Related Fees

During the fiscal year ended December 31, 2015, our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $3,895.

Tax Fees

The aggregate fees billed for professional services rendered by KLJ for the tax compliance for the fiscal year ended December 31, 2015 was $6,105.

All Other Fees

During the fiscal year ended December 31, 2015 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2015, though our board of directors has approved the services described above for such year.

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

Tom Wood, CEO

Date: February 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Wood	Principal Executive Officer and Director	February 13, 2017
Tom Wood

/s/ Tom Wood	Principal Financial and Director	February 13, 2017
Tom Wood