Form 10-Q
period 2016-06-30
RemSleep Holdings Inc.
filed 2017-02-22
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, there were 173,940 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2015 as filed with the SEC on April 14, 2015. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30,, 2015 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdinngs, Inc.

f/ka KAT Gold Holdings Corp.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
ASSETS	2016	2015

CURRENT ASSETS:
Cash in Bank	$12	$108
Prepaid Expenses	5,000	5,000
TOTAL CURRENT ASSETS	5,012	5,108

PROPERTY AND EQUIPMENT - net	13,303	13,762

TOTAL ASSETS	$18,315	$18,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$226,398	$226,398

LONG TERM LIABILITIES - Shareholder Loan	113,211	87,219
TOTAL LIABILITIES	339,609	313,617

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at June 30, 2016 and December 31, 2015.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at June 30, 2016 and December 31, 2015.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 61,212,077 and 61,012,077 shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	61,212	61,012
Common stock to be issued, $.001 par value, 3,750 shares at June 30, 2016 and, December 31, 2015, respectively	4	4
Additional paid in capital	(174,542)	(177,342)
Deficit	(207,968)	(178,421)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(321,294)	(294,747)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,315	$18,870

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT Gold Holdings Corp.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
EXPENSES:
Accounting and legal	$3,000	$32,000	$19,406	$45,411
Public company costs	-	384	2,446	1,907
Officer compensation	-	6,000	-	15,000
Office and other expenses	-	-	7,236	10,000
Depreciation	230	229	459	458

Total expenses	3,230	38,613	29,547	72,776

Loss from operations	(3,230)	(38,613)	(29,547)	(72,776)

Loss before income taxes	(3,230)	(38,613)	(29,547)	(72,776)

Provision for income taxes	-	-	-	-

NET LOSS	$(3,230)	$(38,613)	$(29,547)	$(72,776)

Basic and fully diluted net loss per share	$(0.01)	$(0.22)	$(0.10)	$(0.42)

Weighted average common shares outstanding	373,940	173,940	305,432	173,940

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a/ KAT Gold Holdings Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,547)	$(72,776)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	459	458
NET CASH PROVIDED BY OPERATING ACTIVITIES	(29,088)	(72,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,331)
NET CASH USED BY INVESTING ACTIVITIES	-	(10,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued as compensation	3,000	-
Shareholder loan	25,992	82,649
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,992	82,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	108	-

END OF THE YEAR	$12	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended June 30, 2016

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2016.

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

For the Period Ended June 30, 2016

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2016.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2016 and December 31, 2015.

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended June 30, 2016

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2016 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2: DUE TO RELATED PARTY

Due to related parties were $214,026 as of June 30, 2016 and $188,034 as of December 31, 2015. The funds borrowed from the Company's stockholder were to fund the Company's daily operations.

NOTE 3: CAPITAL STOCK

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights.

On February 25, 2016 the company issued 2 million Class A preferred shares. As of June 30, 2016, there were 2 million class A preferred shares issued and outstanding.

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

For the Period Ended June 30, 2016

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

NOTE 4 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.01) and ($0.22) for the three months ended June 30, 2016 and 2015 and $(.10) and $(0.42), respectively, for the six months then ended.

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter and six months ended June 30, 2016 and 2015 are summarized as follows:

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

For the Period Ended June 30, 2016

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

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2016 through February 21, 2017 the date the financial statements were available to be issued and determined that there have been no subsequent events after June 30, 2016 for which disclosure is required

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

Going Concern

As of June 30, 2016, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $12 as of the date of June 30, 2016.

Cash flow from operations.

The net cash provided by operating activities was ($29,088) for the six months ended June 30, 2016 and ($72,318) for the six months ended June 30, 2015.

Cash Flows from Investing

The net cash provided by investing activities was $0 for the six months ended June 30, 2016 and ($10,331) for the six months ended June 30, 2015.

Cash Flows from Financing

The net cash provided by financing activities was $28,992 for the six months ended June 30, 2016 and $82,649 for the six months ended June 30, 2015.

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

Results of Operations

The three months ended June 30, 2016 compared to the three months ended June 30, 2015

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, total revenues were $0 and $0, respectively; and net losses were $3,230 and $38,613 respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, total revenues were $0 and $0, respectively; and net losses were $(29,547) and $(72,776) respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

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