Form 10-Q
period 2016-09-30
RemSleep Holdings Inc.
filed 2017-02-23
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 173,940 shares of common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdinngs, Inc.

f/ka KAT Gold Holdings Corp.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
ASSETS	2016	2015

CURRENT ASSETS:
Cash in Bank	$-	$108
Prepaid Expenses	5,000	5,000
TOTAL CURRENT ASSETS	5,000	5,108

PROPERTY AND EQUIPMENT - net	13,074	13,762

TOTAL ASSETS	$18,074	$18,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$226,398	$226,398

LONG TERM LIABILITIES - Shareholder Loan	113,211	87,219
TOTAL LIABILITIES	339,609	313,617

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 5,000,000 and 1,500,000 shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at September 30, 2016 and December 31, 2015.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at September 30, 2016 and December 31, 2015.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 61,212,077 and 61,012,077 shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	61,212	61,012
Common stock to be issued, $.001 par value, 4,500,000 shares at September 30, 2016 and, December 31, 2015, respectively	4	4
Additional paid in capital	(174,542)	(177,342)
Deficit	(208,209)	(178,421)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(321,535)	(294,747)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18,074	$18,870

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT Gold Holdings Corp.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
EXPENSES:
Accounting and legal	$-	$-	$19,406	$45,411
Office and other expenses	12	-	2,458	1,907
Officer compensation	-	-	-	15,000
Public company costs	-	-	7,236	10,000
Depreciation	229	230	688	688

Total expenses	241	230	29,788	73,006

Loss from operations	(241)	(230)	(29,788)	(73,006)

Loss before income taxes	(241)	(230)	(29,788)	(73,006)

Provision for income taxes	-	-	-	-

NET LOSS	$(241)	$(230)	$(29,788)	$(73,006)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)	$(0.09)	$(0.42)

Weighted average common shares outstanding	373,940	173,940	335,254	173,940

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a/ KAT Gold Holdings Corp.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,788)	$(73,006)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	688	688
NET CASH PROVIDED BY OPERATING ACTIVITIES	(29,100)	(72,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,331)
NET CASH USED BY INVESTING ACTIVITIES	-	(10,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued as compensation	3,000	-
Shareholder loan	25,992	82,649
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,992	82,649

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	108	-

END OF THE YEAR	$-	$-

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended September 30, 2016

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2016.

Risk and Uncertainties

As of January 5, 2015, the Company is subject to risks common to manufacturing and health product providers.

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended September 30, 2016

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended September 30, 2016.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2016 and December 31, 2015.

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended September 30, 2016

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2016 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2: DUE TO RELATED PARTY

Due to related parties were $113,211 as of September 30, 2016 and $87,219 as of December 31, 2015. The funds borrowed from the Company's stockholder were to fund the Company's daily operations.

NOTE 3: CAPITAL STOCK

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights.

On February 25, 2016 the company issued 2 million Class A preferred shares. On April 26, 2016 the company issued 1.5 million Class A preferred shares. As of September 30, 2016, there were 5 million class A preferred shares issued and outstanding.

On February 23, 2016, the company issued as compensation for services provided a total of 200,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On March 26, 2015, a 1:2,000 reverse split was completed.

NOTE 4 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.00) for the three months and nine months ended September 30, 2016 and 2015.

NOTE 5 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter and nine months ended September 30, 2016 and 2015 are summarized as follows:

Cash paid during the periods for interest and income taxes:

	2016	2015
Income Taxes	$--	$--
Interest	$--	$--

REMSleep Holdings, Inc.

f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the Period Ended September 30, 2016

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

NOTE 9 SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2016 through February 22, 2017 the date the financial statements were available to be issued and determined that there have been no subsequent events after September 30, 2016 for which disclosure is required

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

Going Concern

As of September 30, 2016, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had a cash balance of $0 as of the date of September 30, 2016.

Cash flow from operations.

For the nine months ended September 30, 2016, the cash flows from operating activities were ($29,100) compared to the same period in 2015 of ($72,318).

Cash Flows from Investing

For the nine months ended September 30, 2016, the cash flows from investing activities were ($0) compared to the same period in 2015 of ($10,331).

Cash Flows from Financing

For the nine months ended September 30, 2016, the cash flows from financing activities were ($28,992) compared to the same period in 2015 of ($82,649).

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

Results of Operations

The three months ended September 30, 2016 compared to the three months ended September 30, 2015

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, total revenues were $0 and $0, respectively; and net losses were $241 and $230 respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

For the nine months ended September 30, 2016 compared to the three months ended September 30, 2015, total revenues were $0 and $0, respectively; and net losses were $29,788 and $73,006 respectively. The net losses were attributable to operating expenses and primarily to impairment charges.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting that applied as of December 31, 2011 and continued to apply as of September 30, 2015. Our management intends, during the 2016 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

REMSLEEP HOLDINGS CORP.

/s/ Tom Wood	Acting Principal Executive Officer and Director	February 22, 2017
Tom Wood

/s/ Tom Wood	Principal Financial and Director	February 22, 2017
Tom Wood