Form 10-K
period 2016-12-31
RemSleep Holdings Inc.
filed 2017-04-17
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Walnut St. Suite 400, Des Moines, Iowa 50309-3962

(Address of principal executive offices) (Zip Code)

515-724-5994

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Pink Sheets
(Title of class)	(Name of trading medium)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  Yes      .No  X .

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

As of December 31, 2016, the number of shares of common stock of the registrant outstanding is 63,012,227 and the number of shares of convertible preferred stock outstanding is 2,500,000.

FORM 10-K

REMSLEEP HOLDINGS, INC.

DECEMBER 31, 2016

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

REMSleep Holdings, Inc. is referred to herein as “we”, “us”, “our”.

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 6, 2007. On August 26, 2010, we changed our name from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we entered into an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 common shares of RemSleep Holdings, Inc.’s stock (the “Exchange Agreement”). As a result of the exchange, RemSleep LLC became our wholly-owned subsidiary and constitutes our business and operations and we changed our name to REMSleep Holdings, Inc. to reflect our new business model of developing and distributing sleep apnea products.

Our officers have 35 years of sleep-industry experience, including working at sleep industry companies. Our officers invented our DeltaWave CPAP (continuous positive airway pressure) interface (the “DeltaWave”). We have developed the DeltaWave as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance. The Delta Wave is specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

•

Does not disrupt normal breathing mechanics;

•

Is not claustrophobic;

•

Causes zero work of breathing (WOB);

•

Minimizes or eliminates drying of the sinuses;

•

Uses less driving pressure; and

•

Allows users to feel safe and secure while sleeping.

We plan to conduct clinical trials to test product effectiveness.

Our goal is to develop sleep products that achieve optimum compliance and comfort for CPAP patients.

On June 28, 2016, we applied for a patent for a new, innovative sleep apnea product that serves as an interface for the delivery of CPAP therapy and other respiratory needs.

Our website is located at: http://www.remsleeptech.com.

Industry Background

The market for sleep treatment and equipment was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea is a condition that affects millions of people in the United States alone. An increasingly sedentary lifestyle and bad working habits has led to obesity and otherwise poor cardiac and aerobic health. This has led to a fast-growing epidemic of obstructive sleep apnea (OSA), which greatly reduces the quality of sleep one gets and can ultimately result in hypertension, heart failure, stroke, and at the least, reduced performance in everyday life. The market for sleep treatment and equipment was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea results in numerous afflictions that affect people’s day-to-day lives and can eventually contribute to serious health conditions. While people’s knowledge of this affliction has grown strongly in recent years, and the market is expanding fast nationwide, up to 80% of people with sleep apnea may be undiagnosed1 – a market of millions of new potential users. Even those who are tested and prescribed a sleep apnea machine often give up after a short time due to discomfort or what is called the “work of breathing” with traditional machines. In fact, over 50% of patients give up on using CPAP therapy after 6 months. This is a major waste of resources and a very telling statistic.

A major challenge in the current market is not only to get more patients diagnosed but to also increase CPAP compliance. According to market analyst Frost & Sullivan, “The development of finer and ergonomic CPAP devices will help increase patient ability to adhere to sleep therapy. The market is also seeing a rise in newer technologies that replace elaborate practices, target patient comfort to improve compliance, and help drive acceptance of sleep monitoring devices.”

A growing knowledge of sleep apnea and its treatment has helped to increase awareness with the public. In addition to making the use of a CPAP or related device less intimidating, a move toward affordable and prescription-based technology can greatly expand the market “Evolving technologies will also influence patient preferences for products, treatment modalities, and diagnostic locations,” states Frost & Sullivan. “As such, the global sleep apnea treatment market is expected to shift to home-based diagnostics for early identification and treatment of patients as well as portable devices that can reduce sleep apnea with minimal inconvenience.”

Sleep apnea causes breathing interruptions of between 10 to 20 seconds that can occur hundreds of times during a night, disrupting the natural sleep rhythm and depriving people of the restorative sleep they need to be energetic, mentally sharp, and productive the next day. CPAP can be a very effective method used to treat sleep apnea, but as noted, noncompliance remains a stubborn issue for both physicians and patients. CPAP technology therefore is constantly being updated and improved, and the new CPAP devices are lighter, quieter, and more comfortable.

Health care spending continues to grow rapidly on an annual basis in the United States. Spending was $2.7 trillion in 2011 and, in 2013, it reached over $3.6 trillion. It is projected to reach over $4 trillion by 2015. By 2022, spending is projected to reach $5 trillion, or around 20% of GDP, according to the Centers for Medicare and Medicaid Services.3 Growing alongside this market is the U.S. life science industry, which will grow an estimated 2.2% in 2014 to $93 billion. This includes R&D spending, with growth primarily from smaller biopharmaceutical innovators and medical device manufacturers. The global life science industry will reach $201 billion in 2014.4

Within this market, sleep apnea products have experienced rapid growth. In the past couple decades there has been a rapid increase in the technological developments in the field of sleep apnea diagnosis and treatment. The result has been strong growth for sleep apnea devices globally. Demand for new and innovative treatment methodologies is driving growth, helping to provide patients with a healthy lifestyle. “Obstructive sleep apnea is destroying the health of millions of Americans, and the problem has only gotten worse over the last two decades,” according to American Academy of Sleep Medicine President Dr. Timothy Morgenthaler. “The effective treatment of sleep apnea is one of the keys to success as our nation attempts to reduce health care spending and improve chronic disease management.”

Sleep problems are considered a “global epidemic,” with sleep apnea as a major contributor to the disorder. An estimated 100 million people worldwide have sleep apnea, though more than 80% of these people are undiagnosed. The market for sleep apnea diagnostic and therapeutic devices on a global level was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, according to a study from Markets & Markets.6 Nationwide in the U.S., there are more than 1,600 businesses in the Sleep Disorder Clinics market, according to research firm IBISWorld. These businesses have combined annual revenue of $7 billion and have maintained a combined annual growth rate (CAGR) of 9.8% from 2008 to 2013. “Sleep clinics have gained exposure during the period due to the rising number of sleep disorders,” states IBISWorld. “Moreover, health insurance policies are increasingly covering all or at least part of the costs of tests and, as more patients have been able to gain greater access to specialized sleep clinics, industry revenue grows.”

There are also more than 972,000 physicians and 365,000 doctors’ offices,11 as well as nearly 5,800 hospitals.12 In addition, the market for U.S. home healthcare is served by about 30,000 businesses with combined annual revenue of $59 billion. The market includes medical and skilled nursing services; medical equipment, supplies, and medication services; personal care; and therapeutic services (like physical and respiratory therapy).13

Sources:

1. Markets & Markets. “Global Sleep Apnea Diagnostics & Therapeutic Devices Market.” http://www.marketsandmarkets.com/PressReleases/sleep-apnea-devices.asp

2Frost & Sullivan. “Sleep apnea market is in need of finer, ergonomic treatments.” June 4, 2014. http://www.frost.com/prod/servlet/press-release.pag?docid=290951848

3Forbes. “Annual U.S. Healthcare Spending Hits $3.8 Trillion.” Feb. 2, 2014. http://www.forbes.com/sites/danmunro/2014/02/02/annual-u-s-healthcare-spending-hits-3-8-trillion/

4Battelle/R&D Magazine. “Life Sciences.” Dec. 2013. http://www.rdmag.com/articles/2013/12/industry-breakout-life-sciences

5American Academy of Sleep Medicine. “Rising prevalence of sleep apnea in U.S. threatens public health.” Sept. 2014. http://www.aasmnet.org/articles.aspx?id=5043

6Markets & Markets. “Global Sleep Apnea Diagnostics & Therapeutic Devices Market.” http://www.marketsandmarkets.com/PressReleases/sleep-apnea-devices.asp

Marketing

We plan to market the DeltaWave product in the U.S., as follows:

•

Sell direct to consumer via television advertising

•

Submit manufacture orders to our manufacturer according to market demand

•

Negotiate and secure agreements with industry distributor partners

•

Secure agreements with Internet retailers for online sales

•

Market DeltaWave at respiratory trade shows, social media, press releases

•

Market and generate online sales through our website supplemented by search engine optimization, which we plan to complete by August 2017

•

Disseminate press releases to media outlets and publications that reach sleep medical practices and DME managers/distributors, including trade publications like Sleep Medicine, Sleep Review, Sleep, The Sleep Magazine

•

Attend sleep and healthcare, respiratory industry trade shows

Target Market

Our target market includes:

•

Sleep product distributors that will distribute our product

•

Home care dealers

•

Private sleep labs

•

Internet providers

•

Product end users

•

Physicians, particularly sleep physicians

•

Home care dealers

•

Private sleep labs

•

Medical groups

•

Hospitals

•

Medical associations, such as the American Academy of Sleep Medicine and the American Sleep Association

Operations Contingent Upon Adequate Financing

Our entire business plan, including our ability to conduct marketing, generate sales and further develop products, are entirely dependent upon adequate financing. Should we fail to obtain adequate financing: (a) our financial condition will be negatively affected; (b) we will be unable to conduct the essential aspects of our business plan, including marketing as reflected above; (c) investments in our common stock will be negatively impacted; (d) we may be forced to liquidate our business and file for bankruptcy protection.

Competition

The sleep apnea devices market is highly consolidated. Our primary competitors are:

•

ResMed

•

Philips Respironics

•

Naus Medical

•

Fisher & Paykel Healthcare

•

DeVilbiss Healthcare

•

CareFusion.

•

InnoMed

•

DeVilbiss

•

TAP

ResMed is the market leader (45% of market share), followed by Philips (30%), and Fisher/Paykel (12%). Our competitors over a full range of sleep products. Our competitors have greater financial, operational and personnel resources than we do. We will attempt to overcome our competitors’ competitive advantages by emphasizing the advantages of our Delta Wave product.

Government Regulations

FDA

Our products are subject to extensive regulation particularly as to safety, efficacy and adherence to FDA Quality System Regulation, and related manufacturing standards. Medical device products are subject to rigorous FDA and other governmental agency regulations in the United States and similar regulations of foreign agencies abroad. The FDA regulates the design, development, research, preclinical and clinical testing, introduction, manufacture, advertising, labeling, packaging, marketing, distribution, import and export, and record keeping for such products, to ensure that medical products distributed in the United States are safe and effective for their intended use. In addition, the FDA is authorized to establish special controls to provide reasonable assurance of the safety and effectiveness of most devices. Non-compliance with applicable requirements can result in import detentions, fines, civil and administrative penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter supply contracts, and criminal prosecution.

Unless an exemption applies, the FDA requires that a manufacturer introducing a new medical device or a new indication for use of an existing medical device obtain either a Section 510(k) premarket notification clearance or a premarket approval, or PMA, before introducing it into the U.S. market. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness.

Our products currently marketed in the United States are marketed in reliance on 510(k) pre-marketing clearances as either Class I or Class II devices. The process of obtaining a Section 510(k) clearance generally requires the submission of performance data and often clinical data, which in some cases can be extensive, to demonstrate that the device is “substantially equivalent” to a device that was on the market before 1976 or to a device that has been found by the FDA to be “substantially equivalent” to such a pre-1976 device, a predecessor device is referred to as “predicate device.” As a result, FDA clearance requirements may extend the development process for a considerable length of time. In addition, in some cases, the FDA may require additional review by an advisory panel, which can further lengthen the process. The PMA process, which is reserved for new devices that are not substantially equivalent to any predicate device and for high-risk devices or those that are used to support or sustain human life, may take several years and requires the submission of extensive performance and clinical information.

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or PMA approval and payment of an FDA user fee. The determination as to whether a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties. The FDA is currently reviewing its guidance describing when it believes a manufacturer is obligated to submit a new 510(k) for modifications or changes to a previously cleared device. The FDA is expected to issue revised guidance to assist device manufacturers in making this determination. It is unclear whether the FDA’s approach in this new guidance will result in substantive changes to existing policy and practice regarding the assessment of whether a new 510(k) is required for changes or modifications to existing devices.

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require, manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

We must also comply with post-market surveillance regulations, including medical device reporting, or MDR, requirements which require that we review and report to the FDA any incident in which our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or un-cleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

Other Healthcare Laws

Even though we do not submit claims or bill governmental programs and other third-party payers directly for reimbursement for our products sold in the United States, we are still subject to laws and regulations that may restrict our business practices, including, without limitation, anti-kickback, false claims, physician payment transparency and data privacy and security laws. The government has interpreted these laws broadly to apply to the marketing and sales activities of manufacturers and distributors like us.

The federal Anti-Kickback Statute prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil False Claims Act.

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation.

Also, many states and countries outside the U.S. have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Under HIPAA, the Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information used or disclosed by covered entities including health care providers, such as us. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. In addition to federal privacy and security regulations, there are state laws governing confidentiality and security of health information that are applicable to our business. New laws governing privacy may be adopted in the future as well. Failure to comply with privacy requirements could result in civil or criminal penalties, which could have a materially adverse effect on our business.

Additionally, there has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The Physician Payment Sunshine Act was enacted in law as part of PPACA, which imposed new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties. Certain states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal and civil and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

We have the following employees:

•

Tom Wood, Chief Executive Officer

•

Russell Bird, Chairman of the Board

•

Jan Lane, Engineer

Research and Development

We have not spent any funds on research and development. Our DeltaWave product was developed prior to the Exchange Agreement.

ITEM 1A. RISK FACTORS

Because we are Smaller Reporting Company, we are not required to provide risk factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have a virtual office at 699 Walnut St. Suite 400, Des Moines, Iowa 50309-3962 where we have access to a conference room for meetings. We pay $145 per month on a month to month basis. Subject to adequate financing, we plan to move our offices to Orlando, Florida.

ITEM 3. LEGAL PROCEEDINGS

No current director, officer, nominee for director or officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, nor has any such person been the subject of any order, judgment or decree involving the violation of any state or federal securities or commodities laws. -The Company is not aware of any legal proceedings to which any director, officer or affiliate of the Company, any record or beneficial owner of more than five (5) percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has an interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock, par value $.001 per share (the “Common Stock”), is currently quoted on the Pink Sheets under the symbol “RMSL”. The high/low market prices of our common stock were as follows for the periods below, as reported on the otcmarkets.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High Close	Low Close

Fiscal Year Ended December 31, 2016
1st Quarter	$.03	$.01
2nd Quarter	$.10	$.03
3rd Quarter	$.15	$.10
4th Quarter	$.06	$.05

Fiscal Year Ended December 31, 2015
1st Quarter	$.15	$.00
2nd Quarter	$.00	$.00
3rd Quarter	$.00	$.00
4th Quarter	$.00	$.00

As of April 14, 2017, we had approximately 149 shareholders of record of our common stock.

Issuances of Unregistered Securities

None

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

Overview

We were incorporated in the State of Nevada on June 6, 2007. Following our acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada, we changed our business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, our name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we entered into an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 common shares of RemSleep Holdings, Inc.’s stock. As a result of the exchange, RemSleep LLC became our wholly-owned subsidiary and constitutes our business and operations and we changed our name to REMSleep Holdings, Inc. to reflect our new business model of developing and distributing sleep apnea products.

We have a patented new, innovative sleep apnea product that will meet multiple market needs and be able to reach a large percentage of patients worldwide. We were founded by two principals with over 35 years of sleep-industry experience, including working at some of the sleep apnea pioneering companies. With their knowledge of current CPAP equipment on the market and what it is lacking, they invented the DeltaWave.

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

Operating Results

Revenues. We generated revenues of $0 for the year end December 31, 2016, and no revenue in the prior fiscal year.

Operating expenses. We had operating expenses of $197,093 for the year end December 31, 2016, the majority of which was compensation, common stock issuance, and professional fees to prepare and bring our SEC filings up to date. This is compared to operating expenses in the amount of $86,373 for the fiscal year end December 31, 2016.

Net Loss. Our net loss for the year ended December 31, 2016 was ($197,093), compared to ($86,373) for the year end December 31, 2015.

Liquidity and Capital Resources

Current and Expected Liquidity

Cash as of December 31, 2016 was $-0- against total current liabilities of $311,685.

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

Revenue Recognition. We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, (iii) collectability is reasonably assured and (iv) goods have been shipped and/or services rendered.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

REMSleep Holdings, Inc.  Des Moines, Iowa

We have audited the accompanying balance sheets of REMSleep,Holdings, Inc.,(the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REMSleep Holdings, Inc. as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

Edina, MN

April 17, 2017

5201 Eden Avenue

SUITE 300

Edina, MN 55436

REMSleep Holdings, Inc.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2016	2015

CURRENT ASSETS:
Cash in Bank	$-	$108
Prepaid Expenses	-	5,000
Total Current Assets	-	5,108

PROPERTY AND EQUIPMENT - net	12,845	13,762

TOTAL ASSETS	$12,845	$18,870

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$226,398	$226,398
Due to shareholder	85,287	87,219

TOTAL CURRENT LIABILITIES	311,685	313,617

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 5,000,00 and 1,500,000 shares issued at December 31, 2016 and December 31, 2015, respectively	105,000	-
Series B preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2016 and December 31, 2015.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, 0 shares issued at December 31, 2016 and December 31, 2015.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 65,462,227 and 61,012,227 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	65,462	61,012
Common stock to be issued, $.001 par value, 3,750 shares at December 31, 2016 and December 31, 2015.	4	4
Additional paid in capital	(93,792)	(177,342)
Retained Deficit	(375,514)	(178,421)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(298,840)	(294,747)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,845	$18,870

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2016 and 2015

	2016	2015
EXPENSES:
Legal and Professional	$80,906	$52,911
Office and other expenses	1,108	281
Officer compensation	105,000	15,000
Organization Expense	1,350
Public company costs	7,812	15,499
Miscellaneous		1,768
Depreciation	917	914

Total expenses	197,093	86,373

Loss from operations	(197,093)	(86,373)

NET LOSS	$(197,093)	$(86,373)

Basic and fully diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	65,170,035	60,881,114

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
			Series A	Series A			Common	Common
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	Total

Balance December 31, 2014	-	-	2,120,000	$ -	60,750,000	$60,750	3,750	$ 4	$ 49,318	$ (92,048)	$ 18,024

Common shares issued	-	-	-	-	262,227	262	-	-	-	-	262

Preferred shares issued	1,500,000	-	(1,500,000)	-	-	-	-	-	-	-	-

Preferred shares cancelled	-	-	(620,000)	-	-	-	-	-	-	-	-

Adjustment	-	-	-	-	-	-	-	-	(226,660)	-	(226,660)

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(86,373)	(86,373)

Balance December 31, 2015	1,500,000	-	-	-	61,012,227	61,012	3,750	4	(177,342)	(178,421)	(294,747)

Investment January 5	-	-	-	-	3,000,000	3,000	-	-	27,000	-	30,000

Common shares issued as compensation Jan. 20	-	-	-	-	1,000,000	1,000	-	-	14,000	-	15,000

Common shares issued as compensation Feb. 23	-	-	-	-	200,000	200	-	-	2,800	-	3,000

Preferred A shares issued February 25	2,000,000	60,000	-	-	-	-	-	-	-	-	60,000

Preferred A shares issued April 26	1,500,000	45,000	-	-	-	-	-	-	-	-	45,000

Common shares issued as compensation Oct. 5	-	-	-	-	250,000	250	-	-	39,750	-	40,000

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(197,093)	(197,093)

Balance December 31, 2016	5,000,000	$105,000	-	$ -	65,462,227	$65,462	3,750	$ 4	$(93,792)	$(375,514)	$(298,840)

REMSleep Holdings, Inc.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,093)	$(86,373)
Changes in current assets	5,000	-
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	917	914
Stock issued as compensation	58,000	-
NET CASH (USED IN) OPERATING ACTIVITIES	(133,176)	(85,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(10,332)
NET CASH USED BY INVESTING ACTIVITIES	-	(10,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) shareholder loan	(1,932)	87,259
Shares issued for investment	30,000	-
Preferred stock issued to management	105,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	133,068	87,259

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108)	(8,532)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR	108	8,640

END OF THE YEAR	$-	$108

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2016

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

On May 30, 2015 REMSleep LLC was formerly merged into REMSleep Holdings, Inc.

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is considered to be impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2016.

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2016.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2016 and 2015.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2016 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - CAPITAL STOCK

On January 5, 2016 the Company issued 3 million common shares with a fair value of $30,000 to an investor in exchange for a like amount of expenses that the investor paid on behalf of the Company. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On January 20, 2016 the Company issued as compensation for services provided a total of 1,000,000 common shares with a fair value of $15,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On February 25, 2016 the Company issued 2 million Class A preferred shares. On April 26, 2016 the Company issued 1.5 million Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date for the common shares as the preferred shares have a preference to a 1 to 1 conversion to common stock. The Company recognized compensation expense to officers.

On February 23, 2016 the Company issued as compensation for services provided a total of 200,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On October 5, 2016 the Company issued as compensation for services provided a total of 250,000 common shares with a fair value of $40,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On March 26, 2015, a 1:2,000 reverse split was completed.

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of December 31, 2016, there were 5,000,000 class A preferred shares issued and outstanding. The company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

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

NOTE 3 LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.00) for the years ended December 31, 2016 and 2015.

NOTE 4 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2015 and 2014 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2016	2015
Income Taxes	$-	$-
Interest	$-	$-

NOTE 5 COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 6 RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and the direct vendor payments are treated as capital contributions and shareholder loans in the accompanying financial statements. There are outstanding loans of $85,287 and $0 and $87,151 and $108 at December 31, 2016 and 2015, respectively.

NOTE 7 GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 8 PROPERTY AND EQUIPMENT

December 31,	2016	2015
Property and Equipment	$14,905	$14,905
Less: accumulated depreciation	(2,059)	(1,143)
	$12,845	$13,762

NOTE 9 INCOME TAXES

The total net operating loss carryforward as of December 31, 2016 and 2015 was $366,297 and $169,204, respectively. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2016 & 2015.

Deferred taxes are calculated at a 34% rate:

	2016	2015
Deferred tax assets	$124,541	$57,529
Less: valuation allowance	(124,541)	(57,529)
Net deferred tax asset	$-	$-

NOTE 10 SUBSEQUENT EVENTS

On January 15, 2017 the Company issued as compensation for services provided a total of 100,000 common shares with a fair value of $5,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 3,000,000 common shares and 1,500,000 Class A Preferred Shares that had been previously issued to him.

The Company evaluated all events or transactions that occurred after December 31, 2016 through the date of this filing. No additional disclosures are required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Tom Wood, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. We had weaknesses in personnel and keeping record keeping up to date. Contingent upon adequate financing, we plan on hiring new professionals on 2017 to improve these weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2016, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	68	Chairman and Director
Tom Wood	71	Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer/Director

Russell Bird has been our Chairman since January 1, 2015. From May 23, 2013 to present, he has been the Managing Member of RemSleep, LLC, a Iowa Limited Liability Company. Russell Bird has operated several businesses that offered sleep apnea interfaces, devices, and other respiratory equipment and supplies. In 1979, he founded Medical Gases Australia, a medical manufacturing and distribution firm specializing in respiratory and other health products. Medical Gases Australia placed the first patients on CPAP therapy. He then started Medical Industries of America in 1985, a medical manufacturing and distribution firm specializing in respiratory and other health products.

Tom Wood has been our Chief Executive Officer/Chief Financial Officer/Chief Accounting Officer/Director effective January 1, 2015. From May 23, 2013 to present, he has been the Managing Member of RemSleep, LLC, a Iowa Limited Liability Company. Tom Wood has been awarded several U.S. patents in the area of sleep apnea. He is the inventor and developer of Nasal Aire, which won the 2004 Frost and Sullivan Award for Product Innovation. His US Patents also include the Nasal Aire II and Petite Nasal Aire. Tom has 25 years of experience as a respiratory therapist in the ICU at Baylor Medical Center and Parkland Memorial hospitals in Dallas, Texas. He also worked for two years with the Muscular Dystrophy Association, responsible for respiratory care for patients with Amyotrophic Lateral Sclerosis.

Family Relationships

None.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith, and in a manner, he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Litigation

During the past ten years, none of our officers or directors have been the subject of any of the following events:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)

Engaging in any type of business practice; or

iii)

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)

Any Federal or State securities or commodities law or regulation; or

ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Our officers/directors are in the process of filing their Forms 3.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation paid to our executive officers during the twelve-month periods ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Kenneth Stead (former President and CEO)	2015	0	0	0	0

Timothy Stead (former Vice President, Field Operations)	2015	0	0	0	0

Russell Bird (Chairman)	2016	0	0	0	0
	2015	0	0	0	0

Tom Wood (Executive Officer)	2016 2015	15,000	0	0	0

Outstanding Equity Awards at Fiscal Year End. Th

There were no outstanding equity awards as of December 31, 2016.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth the ownership, as of the date of this report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name	No. of Shares of Common Stock	Percent of Class

Beneficial Owners over 5%
Ken Stead	5,081,948	8.0

Total - Beneficial Owners	5,081,948	8.0

Tom Wood - Chief Executive Officer/Director (1) (2) (3)	22,000,000	34.8
Russell Bird - Chairman (1) (2) (4)	26,500,000	41.9

Total - Executive Officers/Directors as a Group	48,500,000	76.7

Total - All 5% owners and Executive Officers	53,581,948	84.7

(1) The following table sets forth, as of April __, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is at our principal office address at 699 Walnut Street, Suite 400, Des Moines, Iowa 50309-3962.

(2) Beneficial ownership is calculated based on the 63,212,227 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(3) Also includes Tom Wood’s ownership of 2,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

(4) Also includes Russell Bird’s ownership of 1,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in our control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Related Party Transactions

We have received support from our officer and Chairman who have paid expenses for vendor payments on our behalf. These direct vendor payments are treated as capital contributions and shareholder loans in our financial statements, specifically booked as outstanding loans of $85,217 and $108 and $87,151 and $108 at December 31, 2016 and 2015, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by KLJ for the audit of our annual financial statements for the fiscal year ended December 31, 2016 and amounted to $9,500 and $7,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2016 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0.

Tax Fees

The aggregate fees billed for professional services rendered by KLJ for the tax compliance for the fiscal year ended December 31, 2016 was $0.

All Other Fees

During the fiscal year ended December 31, 2015 there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2016, but our board of directors has approved the services described above for such year.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.

The financial statements listed in the “Index to Financial Statements” are filed as part of this report.

2.

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

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

RemSleep Holdings, Inc.

By: /s/ Tom Wood

Tom Wood

Principal Executive Officer/Chief Executive Officer/Director

Principle Financial Officer/Chief Financial Officer/Chief Accounting Officer

Date: April 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Wood	Principal Executive Officer/Chief Executive Officer	April 17, 2017
Tom Wood	Principal Financial Officer/Chief Financial Officer/Chief Accounting Officer