Form 10-Q
period 2017-03-31
RemSleep Holdings Inc.
filed 2017-05-18
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 17, 2017, there were 63,212,227 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2016 as filed with the SEC on April 17, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2017 and the results of its operations and cash flows for the three month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
ASSETS	2017	2016

PROPERTY AND EQUIPMENT - net	$12,616	$12,845

TOTAL ASSETS	$12,616	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$226,398	$226,398
Due to shareholder	104,721	85,287

TOTAL LIABILITIES	331,119	311,685

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized,
5,000,000 issued or outstanding at March 31, 2017 and
December 31, 2016.	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized,
0 shares issued at March 31, 2017 and December 31, 2016.	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized,
0 shares issued at March 31, 2017 and December 31, 2016.	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
66,212,227 and 65,462,227 shares issued or outstanding at March 31, 2017
and December 31, 2016, respectively	66,212	65,462
Common stock to be issued, $.001 par value, 3,750 shares at
March 31, 2017 and, December 31, 2016, respectively	4	4
Additional paid in capital	300,458	(93,792)
Retained Deficit	(790,177)	(375,514)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(318,503)	(298,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,616	$12,845

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three Months Ended
	March 31,
	2017	2016
EXPENSES:

Accounting and legal	$17,600	$16,406
Public company costs	390,000	7,236
Officer compensation	4,000	-
Office and other expenses	2,834	2,389
Depreciation	229	229

Total expenses	414,663	26,260

Loss from operations	(414,663)	(26,260)

Loss before income taxes	(414,663)	(26,260)

Provision for income taxes	-	-

NET LOSS	$(414,663)	$(26,260)

Basic and fully diluted net loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	65,734,449	61,096,671

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

			Series A	Series A			Common	Common
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	Total

Balance December 31, 2015	1,500,000	$-	-	$-	61,012,227	$61,012	3,750	$4	$(177,342)	$(178,421)	$(294,747)

Investment January 5	-	-	-	-	3,000,000	3,000	-	-	27,000	-	30,000

Common shares issued as compensation Jan. 20	-	-	-	-	1,000,000	1,000	-	-	14,000	-	15,000

Common shares issued as compensation Feb. 23	-	-	-	-	200,000	200	-	-	2,800	-	3,000

Preferred A shares issued February 25	2,000,000	60,000	-	-	-	-	-	-	-	-	60,000

Preferred A shares issued April 26	1,500,000	45,000	-	-	-	-	-	-	-	-	45,000

Common shares issued as compensation Oct. 5	-	-	-	-	250,000	250	-	-	39,750	-	40,000

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(197,093)	(197,093)

Balance December 31, 2016	5,000,000	105,000	-	-	65,462,227	65,462	3,750	4	(93,792)	(375,514)	(298,840)

Common shares issued as compensation Jan.15	-	-	-	-	100,000	100	-	-	4,900	-	5,000

Common shares issued as compensation Mar. 6	-	-	-	-	650,000	650	-	-	389,350	-	390,000

Net loss for the period ended March 31, 2017	-	-	-	-	-	-	-	-	-	(414,663)	(414,663)

Balance March 31, 2017	5,000,000	$105,000	-	$-	66,212,227	$66,212	3,750	$4	$300,458	$(790,177)	$(318,503)

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(414,663)	$(26,260)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	229	229
Stock issued as Compensation	395,000	-
NET CASH USED BY OPERATING ACTIVITIES	(19,434)	(26,031)

CASH FLOWS FROM INVESTING ACTIVITIES:

Stock issued as compensation	-	3,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shareholder advances	19,434	22,992
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,434	22,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(39)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	108

END OF THE PERIOD	$-	$69

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2017

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

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2016 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2017 or any other period.

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

For the Period Ended March 31, 2017

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended March 31, 2017.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2017

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2017 and 2016.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2017 there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - CAPITAL STOCK

On January 5, 2016, the Company issued 1 million common shares with a fair value of $30,000 to an investor in exchange for a like amount of expenses that the investor paid on behalf of the Company. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On January 20, 2016, the Company issued as compensation for services provided a total of 1,000,000 common shares with a fair value of $15,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On February 25, 2016, the Company issued 2 million Class A preferred shares. On April 26, 2016 the Company issued 1.5 million Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date for the common shares as the preferred shares have a preference to a 1 to 1 conversion to common stock. The Company recognized compensation expense to officers.

On February 23, 2016, the Company issued as compensation for services provided a total of 200,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On October 5, 2016, the Company issued as compensation for services provided a total of 250,000 common shares with a fair value of $40,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On January 15, 2017, the Company issued as compensation for services provided a total of 100,000 common shares with a fair value of $5,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On March 6, 2017, the Company issued as compensation for services provided a total of 650,000 common shares with a fair value of $390,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended March 31, 2017

On March 26, 2015, a 1:2,000 reverse split was completed.

The Company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights. As of December 31, 2016, there were 5,000,000 class A preferred shares issued and outstanding. The Company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

NOTE 3 - LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.01) and ($.00) for the three months ended March 31, 2017 and 2016.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter ended March 31, 2016 and 2015 are summarized as follows:

Cash paid during the years for interest and income taxes:

	2016	2015
Income Taxes	$-	$-
Interest	$-	$-

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and the direct vendor payments are treated as capital contributions and shareholder loans in the accompanying financial statements. There are outstanding loans of $104,613 and $108 and $85,287 and $108 at March 31, 2017 and December 31, 2016 and, respectively.

NOTE 7 - GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 3,000,000 common shares and 1,500,000 Class A Preferred Shares that had been previously issued to him.

The Company evaluated all events or transactions that occurred after March 31, 2017 through the date of this filing. No additional disclosures are required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Our officers have 35 years of sleep-industry experience, including working at sleep industry companies. Our officers invented our DeltaWave CPAP (continuous positive airway pressure) interface (the “DeltaWave”). We have developed the DeltaWave as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface designed to result in better comfort and, therefore, better compliance. The Delta Wave is specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

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

Going Concern

As of March 31, 2017, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

We had no cash as of the date of March 31, 2017.

Cash flow from operations.

The net cash flow used in operating activities for the three months ended March 31, 2017 were ($414,434) as compared to ($26,031) for the same period ended 2016.

Cash Flows from Investing

The net cash flow provided by investing activities for the three months ended March 31, 2017 were $395,000 as compared to $3,000 for the same period ended 2016.

Cash Flows from Financing

The net cash flows from financing activities for the three months ended March 31, 2017 were $19,434 as compared to $22,992 for the same period ended 2016.

Results of Operations

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, total revenues were $0 and $0, respectively, and net losses from operations were $414,663 and $26,260, respectively. The net losses were attributable to costs attributable to operating as a public company, in particular, common stock with a valuation of $390,000 that was issued to an investor relations firm in the first quarter of 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of March 31, 2017. Our management intends, during the 2017 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

REMSLEEP HOLDINGS CORP.

Date: May 18, 2017	By: /s/Tom Wood
Tom Wood
Principal Executive Officer/Principal Financial Officer/Director