Form 10-Q
period 2017-06-30
RemSleep Holdings Inc.
filed 2017-08-21
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 15, 2017, there were 3,610,751 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

These unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2016 as filed with the SEC on April 17, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2017 and the results of its operations and cash flows for the three-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

ITEM 1. FINANCIAL STATEMENTS

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
ASSETS	2017	2016
CURRENT ASSETS:
Prepaid Expenses	$7,190	$-

PROPERTY AND EQUIPMENT - net	12,387	12,845

TOTAL ASSETS	$19,577	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$226,398	$226,398
Due to shareholder	143,748	85,287

TOTAL LIABILITIES	370,146	311,685

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized,
3,500,000 shares and 5,000,000 shares issued and outstanding at	-	-
June 3, 2017 and December 31, 2016, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized,
0 shares issued at June 30, 2017 and December 31, 2016.
Series C preferred stock, no par value, 5,000,000 shares authorized,
0 shares issued at June 30, 2017 and December 31, 2016.
Common stock, $.001 par value, 1,000,000,000 shares authorized,
3,210,611 and 3,273,111 shares issued and outstanding at	3,210	3,273
June 30, 2017 and December 31, 2016, respectively
Common stock to be issued, $.001 par value, 188 shares at
June 30, 2017 and, December 31, 2016, respectively	-	-
Additional paid in capital	720,464	(31,599)
Deficit	(1,179,243)	(375,514)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(350,569)	(298,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,577	$12,845

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT Gold Holdings Corp.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

EXPENSES:
Accounting and legal	$23,360	$3,000	$40,960	$19,406
Office and other expenses	5,016		7,850	2,446
Officer compensation			4,000
Public company costs	360,461		750,461	7,236
Depreciation	229	230	458	459

Total expenses	389,066	3,230	803,729	29,547

Loss from operations	(389,066)	(3,230)	(803,729)	(29,547)

Income (loss) before income taxes	(389,066)	(3,230)	(803,729)	(29,547)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(389,066)	$(3,230)	$(803,729)	$(29,547)

Basic and fully diluted net income (loss) per share	$(0.12)	$(0.00)	$(0.25)	$(0.01)

Weighted average common shares outstanding	3,159,375	3,260,611	3,241,343	3,058,111

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/ka KAT Gold Holdings Corp.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
			Series A	Series A			Common	Common
		Preferred	Preferred	Preferred		Common	Shares	Stock	Additional
	Preferred	Stock	Shares	Stock	Common	Stock	to be	to be	Paid-in	Retained
	Shares	Amount	to be Issued	Amount	Shares	Amount	Issued	Issued	Capital	Deficit	Total

Balance December 31,2015	1,500,000	-	-	-	61,012,227	$61,012	3,750	$ 4	$(177,342)	$(178,421)	$(294,747)

Investment January 5	-	-	-	-	3,000,000	3,000	-	-	27,000	-	30,000

Common shares issued as compensation Jan. 20	-	-	-	-	1,000,000	1,000	-	-	14,000	-	15,000

Common shares issued as compensation Feb. 23	-	-	-	-	200,000	200	-	-	2,800	-	3,000

Preferred A shares issued February 25	2,000,000	60,000	-	-	-	-	-	-	-	-	60,000

Preferred A shares issued April 26	1,500,000	45,000	-	-	-	-	-	-	-	-	45,000

Common shares issued as compensation Oct. 5	-	-	-	-	250,000	250	-	-	39,750	-	40,000

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(197,093)	(197,093)

Balance December 31, 2016	5,000,000	105,000	-	-	65,462,227	$65,462	3,750	$ 4	$(93,792)	$(375,514)	$(298,840)

Common shares issued as compensation Jan. 15	-	-	-	-	100,000	100	-	-	4,900	-	5,000

Common shares issued as compensation March 6	-	-	-	-	650,000	650	-	-	389,350	-	390,000

Preferred shares cancelled April 4	(1,500,000)	-	-	-	-	-	-	-	-	-	-

Common shares cancelled April 10	-	-	-	-	(3,000,000)	(3,000)	-	-	-	-	(3,000)

Common shares issued as compensation May 25	-	-	-	-	1,000,000	1,000	-	-	359,000	-	360,000

Reverse split 1-for - 20	-	-	-	-	(61,001,616)	(61,002)	(3,562)	(4)	61,006	-	-

Net loss for the period ended June 30, 2017	-	-	-	-	-	-	-	-	-	(803,729)	(803,729)

Balance June 30, 2017	3,500,000	105,000	-	-	3,210,611	$3,210	188	$-	$720,464	$(1,179,243)	$(350,569)

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a/ KAT Gold Holdings Corp.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(803,729)	$(29,547)
Adjustments to reconcile net loss to net cash (used in) operations:
Depreciation	458	459
Stock Issued as compensation	755,000	3,000
Changes in assets:
Prepaid expenses	(7,190)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	(55,461)	(29,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Surrendered stock	(3,000)	-
NET CASH USED BY INVESTING ACTIVITIES	(3,000)	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances	58,461	25,992
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,461	25,992

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(96)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR	-	108

END OF THE PERIOD	$-	$12

The accompanying notes are an integral part of these financial statements

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2017

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

Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with section 360-10-15 of the FASB Accounting Standards Codification for disclosures about Impairment or Disposal of Long-Lived Assets. Disclosure requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows. If so, it is impaired and is written down to fair market value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended December 31, 2016.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2017

Risk and Uncertainties

As of January 5,2015, the Company is subject to risks common to manufacturing and health product providers.

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

There were no assets or liabilities measured at fair value on a nonrecurring basis during the period ended June 30, 2017.

Fair Value of Financial Statements

The Company’s financial instruments consist of cash and security deposits. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Loss Per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2017 and 2016.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2017

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax basic of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the company's policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2017, there have been no interest or penalties incurred on income taxes.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

The results for the three months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and for the related periods have been presented.

NOTE 2 - GOING CONCERN AND UNCERTAINTY

The Company has suffered recurring losses from operations since inception. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

NOTE 3 - CAPITAL STOCK

On June 29, 2017, the Company affected a 1 - for - 20 reverse stock split of its common shares.

All Share amounts and related values have been adjusted to reflect the reverse stock split.

On January 5, 2016, the Company issued 150,000 common shares with a fair value of $30,000 to an investor in exchange for a like amount of expenses that the investor paid on behalf of the Company. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On January 20, 2016, the Company issued as compensation for services provided a total of 50,000 common shares with a fair value of $15,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On February 25, 2016, the Company issued 2 million Class A preferred shares. On April 26, 2016, the Company issued 1.5 million Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date for the common shares as the preferred shares have a preference to a 1 to 1 conversion to common stock. The Company recognized compensation expense to officers.

On February 23, 2016, the Company issued as compensation for services provided a total of 10,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On October 5, 2016, the Company issued as compensation for services provided a total of 12,500 common shares with a fair value of $40,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On January 15, 2017, the Company issued as compensation for services provided a total of 5,000 common shares with a fair value of $5,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On March 6, 2017, the Company issued as compensation for services provided a total of 32,500 common shares with a fair value of $390,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date. There is an anti-dilution provision contained in this agreement to ensure that the party remains a 1% owner of all outstanding common shares as of March 8, 2018.

REMSleep Holdings, Inc. f/k/a KAT GOLD HOLDINGS CORP.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended June 30, 2017

On April 4, 2017, a former shareholder surrendered 75,000 preferred shares that had been issued to him.

On April 10, 2017, a former shareholder surrendered 1,500,000 common shares that had been issued to him

On May 25, 2017, the Company issued as compensation for services provided a total of 50,000 common shares with a fair value of $360,000 to a third party. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

The company is currently authorized to issue 5,000,000 Class A preferred shares with $0.001 per value with 1:25 voting rights and a 1:1 conversion into common shares. As of June 30, 2017 and December 31, 2016, there were 3,500,000 and 5,000,000 class A preferred shares issued and outstanding, respectively.

The Company is currently authorized to issue 1,000,000,000 common shares with $.001 par value per share.

NOTE 4 - LOSS PER SHARE

Loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Basic and diluted loss per share was ($0.12) and ($.00) for the three-month period ended June 30, 2017 and 2016 and ($0.25) and ($0.01) for the same six-month periods.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the quarter and six months ended June 30, 2017 and 2016 are summarized as follows:

Cash paid during the periods for interest and income taxes:

	2016	2017
Income Taxes	$-	$-
Interest	$-	$-

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Certain of the Company’s officers and directors are involved in other related business activities and most likely will become involved in other business activities in the future.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and the direct vendor payments are treated as capital contributions and shareholder loans in the accompanying financial statements. There are outstanding loans of $143,640 and $108 and $85,179 and $108 at June 30, 2017 and December 31, 2016 and, respectively.

NOTE 8 SUBSEQUENT EVENTS

On August 7, 2017, the Company issued as compensation for services provided a total of 150,000 common stock shares to a third party.

On August 7, 2017, the Company issued as compensation for services to be rendered a total of 250,000 common stock shares to a third party.

The Company evaluated all events or transactions that occurred after June 30, 2017 through the date of this filing. Besides what was disclosed above there were no additional disclosures are required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

•Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

•Our failure to earn revenues or profits;

•Inadequate capital to continue business;

•Volatility or decline of our stock price;

•Potential fluctuation in quarterly results;

•Rapid and significant changes in markets;

•Litigation with or legal claims and allegations by outside parties; and

•Insufficient revenues to cover operating costs.

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

Our officers have 35 years of sleep-industry experience, including working at sleep industry companies. Our officers invented our DeltaWave CPAP (continuous positive airway pressure) interface (the “DeltaWave”). We have developed the DeltaWave as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface designed to result in better comfort and, therefore, better compliance. The Delta Wave is specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

•Does not disrupt normal breathing mechanics;

•Is not claustrophobic;

•Causes zero work of breathing (WOB);

•Minimizes or eliminates drying of the sinuses;

•Uses less driving pressure; and

•Allows users to feel safe and secure while sleeping.

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

Going Concern

As of June 30, 2017, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources for the 3 Months Ending June 30, 2017

We had no cash as of June 30, 2017.

Results of Operations for the 3 Months Ending June 30, 2017

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, total revenues were $0 and $0, respectively, and net losses from operations were $389,066 and $3,230, respectively. The net loss for the 2017 period was primarily attributable to costs of operating as a public company and related professional fees.

Liquidity and Capital Resources for the 6 Months Ending June 30, 2017

We had no cash as of and during the six months ended June 30, 2017.

Cash flow from operations for the 6 Months Ending June 30, 2017

The net cash flow used in operating activities for the six months ended June 30, 2017 were ($55,461) as compared to ($26,088) for the same period ended 2016.

Cash Flows from Investing for the 6 Months Ending June 30, 2017

The net cash flow used in investing activities for the six months ended June 30, 2017 was ($3,000) as compared to $-0- for the same period ended 2016.

Cash Flows from Financing for the 6 Months Ending June 30, 2017

The net cash flows from financing activities for the six months ended June 30, 2017 were $58,461 as compared to $25,992 for the same period ended 2016.

Results of Operations for the 6 Months Ending June 30, 2017

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, total revenues were $0 and $0, respectively, and net losses from operations were $803,729 and $29,547, respectively. The net losses were attributable to costs attributable to operating as a public company common stock with a valuation of $390,000 that was issued to an investor relations firm in the first quarter of 2017 and common stock with a valuation of $360,000 issued in the second quarter of 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of June 30, 2017. Our management intends, during the 2017 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 15, 2017, we conducted a 1-for-20 reverse stock split of our common stock (the "Reverse Stock Split"), whereby every 20 shares of our old common stock was converted into 1 share of new common stock. The Reverse Stock Split Amendment was filed with the State of Nevada.

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

REMSLEEP HOLDINGS CORP.

Date: August 21, 2017	By: /s/Tom Wood
Tom Wood
Principal Executive Officer/Principal Financial Officer/Director