Form 10-Q/A
period 2017-03-31
RemSleep Holdings Inc.
filed 2018-01-23
CIK 1412126

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer Emerging growth company	[ ] [ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of January 17, 2018, there were 3,610,751 shares of common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Form 10-Q/A for the three months ended March 31, 2017, is for the following purposes:

1)Revise accounting for stock for services by a) using a more accurate fair value provided by a third-party business valuation firm engaged by the Company; and b) allocating the associated expense to the proper period according to services performed; and

2)Correcting accumulated depreciation;

3)Because the Company has effected a reverse stock split subsequent to the original filing these restated financial statements have been retroactively adjusted to reflect the reverse.

4)Non-accounting edits have been made to present the financials as condensed.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016 (Audited)	4

Condensed Statements of Operations for the Three Months ended March 31, 2017 and 2016 (Unaudited)	5

Condensed Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 (Unaudited)	6

Condensed Notes to Financial Statements (Unaudited)	7

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS
	March 31, 2017	December 31, 2016
ASSETS	(Restated / Unaudited)
Current assets:
Prepaid stock for services	$3,033	$-
Total current assets	3,033	-
Property and equipment, net	10,034	12,845

Total Assets	$13,067	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$226,398	$226,398
Due to shareholder	104,721	85,287

Total Liabilities	331,119	311,685

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized,
5,000,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized,
no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
3,310,611 and 3,273,111 shares issued and outstanding, respectively	3,311	3,273
Additional paid in capital	7,363	(31,599)
Retained Deficit	(433,726)	(375,514)
TOTAL STOCKHOLDERS' (DEFICIT)	(318,052)	(298,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,067	$12,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,
	2017	2016
	(Restated)
Operating Expenses:
Professional fees	$12,600	$16,406
Consulting	35,967	-
Officer compensation	4,000	-
General and administrative	5,645	9,854

Total operating expenses	58,212	26,260

Loss from operations	(58,212)	(26,260)

Loss before income taxes	(58,212)	(26,260)

Provision for income taxes	-	-

Net Loss	$(58,212)	$(26,260)

Basic and fully diluted net loss per share	$(0.02)	$(2.03)

Weighted average common shares outstanding	3,285,584	12,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:	(Restated)
Net loss	$(58,212)	$(26,260)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,811	229
Stock issued for services	35,967	3,000
Net cash used in operating activities	(19,434)	(23,031)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances	19,434	22,992
Net cash provided by financing activities	19,434	22,992

Net increase (decrease) in cash	-	(39)
Cash at beginning of the period	-	108
Cash at end of the period	$-	$69

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Stock issued for services	$38,250	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea. On May 30, 2015 REMSleep LLC was formerly merged into REMSleep Holdings, Inc.

Basis of Presentation

These unaudited condensed restated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These restated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2016 as filed with the SEC on April 17, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2017 and the results of its operations and cash flows for the three-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the restated financial statements for the three months ended March 31, 2017.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN AND UNCERTAINTY

The accompanying restated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $433,726 at March 31, 2017, had a net loss of $58,212 and net cash used in operating activities of $19,434 for the three months ended March 31, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – PREPAID ASSET

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200. The $5,200 is being recognized over the six-month term of the contract. As of March 31, 2017, $2,167 has been expensed and $3,033 has been debited to prepaid stock for services.

NOTE 4 - PROPERTY & EQUIPMENT

Long lived assets, including property and equipment and certain intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and Equipment and intangible assets are first recorded at cost. Depreciation and/or amortization is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2017	December 31, 2016
Equipment	$14,905	$14,905
Less: accumulated depreciation	(4,871)	(2,059)
Fixed assets, net	$10,034	$12,845

Depreciation expense

Depreciation expense for the three months ended March 31, 2017 and 2016 was $2,811 and $229, respectively.

NOTE 5 - COMMON STOCK

On January 5, 2016, the Company issued 150,000 common shares with a fair value of $30,000 to an investor in exchange for a like amount of expenses that the investor paid on behalf of the Company. The fair value of the shares was based on the price quoted on the OTC bulletin board on the grant date.

On January 20, 2016, the Company issued, as compensation for services provided, a total of 50,000 common shares with a fair value of $15,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On February 23, 2016, the Company issued, as compensation for services provided, a total of 10,000 common shares with a fair value of $3,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On October 5, 2016, the Company issued, as compensation for services provided, a total of 12,500 common shares with a fair value of $40,000 to a third party. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date.

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200. The value of the shares ($0.052 pre-split) was determined by a third-party business valuation firm engaged by the Company to calculate the fair value of one share of the Company’s common stock based on various valuation approaches. The $5,200 is being recognized over the six-month term of the contract. As of March 31, 2017, $2,167 has been expensed and $3,033 debited to prepaid stock for services.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $1.04 for total non-cash expense of $33,800. The value of the shares ($0.052 pre-split) was determined by a third-party business valuation firm engaged by the Company to calculate the fair value of one share of the Company’s common stock based on various valuation approaches.

On June 15, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Certificate of Amendment"), with the Secretary of State of the State of Nevada to affect a 1-for-20 reverse stock split of its common stock, whereby every 20 shares of existing common stock will be converted into 1 share of new common stock.

NOTE 6 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 per value with 1:25 voting rights.

On February 25, 2016, the Company issued 2,000,000 Class A preferred shares. On April 26, 2016 the Company issued 1,500,000 Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date for the common shares as the preferred shares have a preference of a 1 to 1 conversion to common stock. The Company recognized compensation expense to its officers. As of March 31, 2017, there are 5,000,000 Class A Preferred shares outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of March 31, 2017, and December 31, 2016, the balance due on these loans is $104,613 and $85,287, respectively.

NOTE 8 – RESTATEMENT

The March 31, 2017 financial statements are being restated to revise the accounting for stock for services by using an accurate fair value provided by a third-party business valuation firm engaged by the Company, allocating the associated expense to the proper period according to services performed and correcting accumulated depreciation.

The following table summarizes changes made to the March 31, 2017 balance sheet.

	March 31, 2017
Balance Sheet:	As Reported	Adjustment	As Restated
Prepaid stock for services	$-	$3,033	$3,033
Property & equipment	12,616	(2,582)	10,034
Total assets	$12,616	451	$13,067

Accounts payable	$226,398	$-	$226,398
Due to shareholder	104,721	-	104,721
Total liabilities	331,119	-	331,119

Preferred Stock	105,000	-	105,000
Common stock	66,212	(62,901)	3,311
Common stock to be issued	4	(4)	-
Additional paid-in capital	300,458	(293,095)	7,363
Accumulated deficit	(790,177)	356,451	(433,726)
Total Stockholders’ Equity	(318,503)	451	(318,052)
Total liabilities and stockholders’ equity	$12,616	$451	$13,067

The following table summarizes changes made to the three months ended March 31, 2017 Statement of Operations.

	For the three months ended March 31, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$414,663	$(356,451)	$58,212
Net Loss	$(414,663)	$(356,451)	$(58,212)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 20, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 150,000 common shares and 1,500,000 Class A Preferred Shares that had been previously issued to him.

Subsequent to March 31, 2017, the Company issued 450,000 shares of common stock to various consultants for services for total non-cash expense of $72,800.

On June 29, 2017, FINRA approved the Company’s Reverse Stock Split. The Reverse Stock Split took effect at the open of business on June 30, 2017. All shares through these financial statements have been retroactively adjusted to reflect the reverse.

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

Results of Operations

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

Professional fees were $12,600 and $16,406 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $3,806, or 23.1%. Professional fees consist mostly of accounting, audit and legal fees.

Consulting expense was $35,964 and $0 for the three months ended March 31, 2017 and 2016, respectively. In the current period we issued 37,500 shares of common stock to consultants for total non-cash expense of $35,964.

Officer compensation was $4,000 and $0 for the three months ended March 31, 2017 and 2016, respectively.

General and administrative expense was $5,645 and $9,854 for the three months ended March 31, 2017 and 2016, respectively, a decrease of $4,209, or 42.7%.

Net Loss

For the three months ended March 31, 2017, we had a net loss of $58,212 as compared to a net loss of $26,260 for the three months ended March 31, 2016. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services.

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

Liquidity and Capital Resources

Cash flow from operations.

Net cash flow used in operating activities for the three months ended March 31, 2017 was $19,434 as compared to $23,031 for the same period ended 2016.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

We recognize deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled. Future tax benefits have been fully offset by a 100% valuation allowance as management is unable to determine that it is more likely than not that this deferred tax asset will be realized.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $1.04 for total non-cash expense of $33,800.

On April 10, 2017, the Company issued, as compensation for services provided, 50,000 common shares with a fair value of $1.04 for total non-cash expense of $52,000.

On August 1, 2017, the Company issued, as compensation for services provided, 150,000 common shares with a fair value of $0.052 for total non-cash expense of $7,800.

On August 11, 2017, the Company issued, as compensation for services provided, 250,000 common shares with a fair value of $0.52 for total non-cash expense of $13,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 19, 2017, our independent registered public accounting firm, KLJ & Associates, LLP, resigned as our independent registered public accounting firm.

On July 21, 2017, our Board of Directors approved the engagement of Michael Gillepsie & Associates, PLLC, as our independent registered public accounting firm for the year ending December 31, 2017, effective immediately.

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

REMSLEEP HOLDINGS CORP.

Date: January 23, 2018	By: /s/Tom Wood
Tom Wood
Principal Executive Officer/Principal Financial Officer/Director