Form 10-Q/A
period 2017-06-30
RemSleep Holdings Inc.
filed 2018-01-30
CIK 1412126

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

As of January 26, 2018, there were 3,610,751 shares of common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Form 10-Q/A for the six months ended June 30, 2017, is for the following purposes:

1)Revise accounting for stock for services by a) using a more accurate fair value provided by a third-party business valuation firm engaged by the Company; and b) allocating the associated expense to the proper period according to services performed; and

2)Correcting accumulated depreciation;

3)Corrections to both the prepaid and accounts payable;

4)Because the Company has effected a reverse stock split subsequent to the original filing these restated financial statements have been retroactively adjusted to reflect the reverse.

5)Non-accounting edits have been made to present the financials as condensed.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016 (Audited)	5

Condensed Statements of Operations for the Three and Six Months ended June 30, 2017 and 2016 (Unaudited)	6

Condensed Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 (Unaudited)	7

Condensed Notes to Financial Statements (Unaudited)	8

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS
	June 30, 2017	December 31, 2016
ASSETS	(Restated / Unaudited)
Current assets:
Prepaid stock for services	$433	$-
Total current assets	433	-
Property and equipment, net	9,518	12,845

Total Assets	$9,951	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$228,898	$226,398
Due to shareholder	137,248	85,287

Total Liabilities	366,146	311,685

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized,
3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized,
no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized,
no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized,
3,210,751 and 3,273,111 shares issued and outstanding, respectively	3,210	3,273
Common stock to be issued	5,200	-
Additional paid in capital	59,464	(31,599)
Retained Deficit	(529,069)	(375,514)
TOTAL STOCKHOLDERS' (DEFICIT)	(356,195)	(298,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,951	$12,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)
Operating Expenses:
Professional fees	$33,562	$3,000	$46,162	$19,406
Consulting	54,600	-	90,567	-
Officer compensation	-	-	4,000	-
General and administrative	7,181	230	12,826	10,141

Total operating expenses	95,343	3,230	153,555	29,547

Loss from operations	(95,343)	(3,230)	(153,555)	(29,547)

Loss before income taxes	(95,343)	(3,230)	(153,555)	(29,547)

Provision for income taxes	-	-	-	-

Net Loss	$(95,343)	$(3,230)	$(153,555)	$(29,547)

Basic and fully diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.19)

Weighted average common shares outstanding	3,222,568	163,031	3,253,415	152,906

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(153,555)	$(29,547)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,327	459
Stock issued for services	95,767	3,000
Changes in Operating Assets and Liabilities:
Accounts payable	2,500	-
Net cash used in operating activities	(51,961)	(26,088)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances	51,961	25,992
Net cash provided by financing activities	51,961	25,992

Net increase (decrease) in cash	-	(96)
Cash at beginning of the period	-	108
Cash at end of the period	$-	$12

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Stock issued for services	$96,200	$-

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

Basis of Presentation

These restated unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These restated financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2016 as filed with the SEC on April 17, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2017 and the results of its operations and cash flows for the three-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the restated financial statements for the six months ended June 30, 2017.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN AND UNCERTAINTY

The accompanying restated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $529,069 at June 30, 2017, had a net loss of $153,555 and net cash used in operating activities of $51,961 for the six months ended June 30, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 3 – PREPAID ASSET

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200. The $5,200 is being recognized over the six-month term of the contract. As of June 30, 2017, $4,767 has been expensed and $433 has been debited to prepaid stock for services.

NOTE 4 - PROPERTY & EQUIPMENT

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Property and Equipment are first recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2017	December 31, 2016
Equipment	$14,905	$14,905
Less: accumulated depreciation	(5,387)	(2,059)
Fixed assets, net	$9,518	$12,845

Depreciation expense

Depreciation expense for the six months ended June 30, 2017 and 2016 was $3,327 and $459, respectively.

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

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200. The value of the shares ($0.052 pre-split) was determined by a third-party business valuation firm engaged by the Company to calculate the fair value of one share of the Company’s common stock based on various valuation approaches. The $5,200 is being recognized over the six-month term of the contract. As of June 30, 2017, $4,767 has been expensed and $433 debited to prepaid stock for services.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $1.04 for total non-cash expense of $33,800. The value of the shares ($0.052 pre-split) was determined by a third-party business valuation firm engaged by the Company to calculate the fair value of one share of the Company’s common stock based on various valuation approaches.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 5 - COMMON STOCK (continued)

On June 15, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Certificate of Amendment"), with the Secretary of State of the State of Nevada to affect a 1-for-20 reverse stock split of its common stock, whereby every twenty shares of existing common stock will be converted into one share of new common stock.

On April 1, 2017, the Company entered into a Fee Agreement with Frederick M. Lehrer to provide legal services to the Company. Per the terms of that agreement Mr. Lehrer was granted 5,000 shares of common stock with a fair value of $1.04 for total non-cash expense of $5,200. As of June 30, 2017, the shares have not yet been issued by the transfer agent; so therefore, have been credited to common stock to be issued.

On April 10, 2017, the Company issued, as compensation for services provided, 50,000 common shares with a fair value of $1.04 for total non-cash expense of $52,000.

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 150,000 common shares that had been previously issued to him.

On June 29, 2017, FINRA approved the Company’s Reverse Stock Split. The Reverse Stock Split took effect at the open of business on June 30, 2017. All shares through these restated financial statements have been retroactively adjusted to reflect the reverse.

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

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 1,500,000 Class A Preferred Shares that had been previously issued to him. As of June 30, 2017, there are 3,500,000 Class A Preferred shares outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of June 30, 2017, and December 31, 2016, the balance due on these loans is $137,248 and $85,287, respectively.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2017

NOTE 8 – RESTATEMENT

The June 30, 2017 financial statements are being restated to revise the accounting for stock for services by using an accurate fair value provided by a third-party business valuation firm engaged by the Company, allocating the associated expense to the proper period according to services performed, correcting accumulated depreciation, prepaids and accounts payable.

The following table summarizes changes made to the June 30, 2017 balance sheet.

	June 30, 2017
Balance Sheet:	As Reported	Adjustment	As Restated
Prepaid stock for services	$-	$433	$433
Prepaid	7,190	(7,190)	-
Property & equipment	12,387	(2,869)	9,518
Total assets	$19,577	(9,626)	$9,951

Accounts payable	$226,398	$2,500	$228,898
Due to shareholder	143,748	(6,500)	137,248
Total liabilities	370,146	(4,000)	366,146

Preferred Stock	105,000	-	105,000
Common stock	3,210	-	3,210
Additional paid-in capital	720,464	(661,000)	59,464
Common stock to be issued	-	5,200	5,200
Accumulated deficit	(1,179,243)	650,174	(529,069)
Total Stockholders’ Equity	(350,569)	(5,626)	(356,195)
Total liabilities and stockholders’ equity	$19,577	$(9,626)	$9,951

The following table summarizes changes made to the three and six months ended June 30, 2017 Statement of Operations.

	For the three months ended June 30, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$389,066	$(293,723)	$95,343
Net Loss	$(389,066)	$293,723	$(95,343)
	For the six months ended June 30, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$803,729	$(650,174)	$153,555
Net Loss	$(803,729)	$650,174	$(153,555)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, January 26, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

On August 1 ,2017, the Company issued, as compensation for services provided, 150,000 common shares with a fair value of $0.052 for total non-cash expense of $7,800.

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

Results of Operations

The three months ended June 30, 2017 compared to the three months ended June 30, 2016

Professional fees were $33,562 and $3,000 for the three months ended June 30, 2017 and 2016, respectively, an increase of $30,562. Professional fees consist mostly of accounting, audit and legal fees. The increase of $30,562 in the current period is attributed to an increase in audit fees. In addition, 5,000 shares of common stock were issued for legal services for total non-cash expense of $5,200.

Consulting expense was $54,600 and $0 for the three months ended June 30, 2017 and 2016, respectively. In the current period we issued 50,000 shares of common stock to a consultant for total non-cash expense of $54,600.

Officer compensation was $0 and $0 for the three months ended June 30, 2017 and 2016, respectively.

General and administrative expense was $7,181 and $230 for the three months ended June 30, 2017 and 2016, respectively, an increase of $6,951. The increase in the current period can be largely attributed to an increase in web design expense and transfer agent fees.

Net Loss

For the three months ended June 30, 2017, we had a net loss of $95,343 as compared to a net loss of $3,230 for the three months ended June 30, 2016. Our net loss was higher in the current period primarily due to an increase in audit expense and the expense associated with issuing stock for services.

The six months ended June 30, 2017 compared to the six months ended June 30, 2016

Professional fees were $46,162 and $19,406 for the six months ended June 30, 2017 and 2016, respectively, an increase of $26,756 or 137.8%. Professional fees consist mostly of accounting, audit and legal fees. The increase of $26,756 in the current period is attributed to audit fees. In addition, 5,000 shares of common stock were issued for legal services for total non-cash expense of $5,200.

Consulting expense was $90,567 and $0 for the six months ended June 30, 2017 and 2016, respectively. In the current period we issued 87,500 shares of common stock to a consultant for total non-cash expense of $90,567.

Officer compensation was $4,000 and $0 for the six months ended June 30, 2017 and 2016, respectively.

General and administrative expense was $12,826 and $10,141 for the six months ended June 30, 2017 and 2016, respectively, an increase of $2,685. The increase in the current period can be largely attributed to an increase in web design expense and transfer agent fees.

Net Loss

For the six months ended June 30, 2017, we had a net loss of $153,555 as compared to a net loss of $29,547 for the six months ended June 30, 2016. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services.

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

Liquidity and Capital Resources

Cash flow from operations.

Net cash flow used in operating activities for the six months ended June 30, 2017 was $51,961 as compared to $26,088 for the same period ended 2016.

Cash Flows from Financing

The net cash flows from financing activities for the six months ended June 30, 2017 were $51,961 as compared to $25,992 for the same period ended 2016.

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

REMSLEEP HOLDINGS CORP.

Date: January 30, 2018	By: /s/Tom Wood
Tom Wood
Principal Executive Officer/Principal Financial Officer/Director