Form 10-Q
period 2017-09-30
RemSleep Holdings Inc.
filed 2018-02-06
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of January 30, 2018, there were 3,610,751 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016 (Audited)	4

Condensed Statements of Operations for the Three and Nine Months ended September 30, 2017 and 2016 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS
	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Property and equipment, net	9,002	12,845

Total Assets	$9,002	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$228,898	$226,398
Due to shareholder	163,402	85,287

Total Liabilities	392,300	311,685

STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 issued and outstanding, respectively
	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued
	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued
	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 3,610,751 and 3,273,111 shares issued and outstanding, respectively
	3,611	3,273
Common stock to be issued	5,200	-
Additional paid in capital	79,863	(31,599)
Retained Deficit	(576,972)	(375,514)
TOTAL STOCKHOLDERS' (DEFICIT)	(383,298)	(298,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,002	$12,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Operating Expenses:
Professional fees	$10,500	$-	$56,662	$19,406
Consulting	22,993	-	113,560	-
Officer compensation	6,000	-	10,000	-
General and administrative	8,410	241	21,236	10,382

Total operating expenses	47,903	241	201,458	29,788

Loss from operations	(47,903)	(241)	(201,458)	(29,788)

Loss before income taxes	(47,903)	(241)	(201,458)	(29,788)

Provision for income taxes	-	-	-	-

Net Loss	$(47,903)	$(241)	$(201,458)	$(29,788)

Basic and fully diluted net loss per share	$(0.01)	$(0.01)	$(0.06)	$(1.78)

Weighted average common shares outstanding	3,444,447	18,697	3,317,885	16,762

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(201,458)	$(29,788)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,843	688
Stock issued for services	117,000	3,000
Changes in Operating Assets and Liabilities:
Accounts payable	2,500	-
Net cash used in operating activities	(78,115)	(26,100)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances	78,115	25,992
Net cash provided by financing activities	78,115	25,992

Net increase (decrease) in cash	-	(108)
Cash at beginning of the period	-	108
Cash at end of the period	$-	$-

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Stock issued for services	$117,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2016 as filed with the SEC on April 17, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2017 and the results of its operations and cash flows for the three-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2017.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN AND UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $576,972 at September 30, 2017, had a net loss of $201,458 and net cash used in operating activities of $78,115 for the nine months ended September 30, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 3 - PROPERTY & EQUIPMENT

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2017	December 31, 2016
Equipment	$14,905	$14,905
Less: accumulated depreciation	(5,903)	(2,059)
Fixed assets, net	$9,002	$12,845

Depreciation expense

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3,843 and $688, respectively.

NOTE 4 - COMMON STOCK

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

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $1.04 for total non-cash expense of $5,200. The value of the shares ($0.052 pre-split) was determined by a third-party business valuation firm engaged by the Company to calculate the fair value of one share of the Company’s common stock based on various valuation approaches. The $5,200 is being recognized over the six-month term of the contract. As of September 30, 2017, all $5,200 has been expensed.

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

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 4 - COMMON STOCK (continued)

On April 1, 2017, the Company entered into a Fee Agreement with Frederick M. Lehrer to provide legal services to the Company. Per the terms of that agreement Mr. Lehrer was granted 5,000 shares of common stock with a fair value of $1.04 for total non-cash expense of $5,200. As of September 30, 2017, the shares have not yet been issued by the transfer agent; so therefore, have been credited to common stock to be issued.

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

On August 11, 2017, the Company issued, as compensation for services provided, 250,000 common shares with a fair value of $0.052 for total non-cash expense of $13,000.

NOTE 5 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 per value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation and pays no dividend.

As of December 31, 2015, there were 1,500,000 Class A preferred shares outstanding.

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

In April 2017, with the agreement of the executive of the Company's previous management, the Company cancelled 1,500,000 Class A Preferred Shares that had been previously issued to him in 2015.

As of September 30, 2017, there are 3,500,000 Class A Preferred shares outstanding.

The Company is currently authorized to issue 5,000,000 Class B Preferred Shares, $0.001 per value. Each share of Series B Preferred Stock has a 1:100 voting right and is convertible into 100 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series B Preferred Stock issued and outstanding.

The Company is currently authorized to issue 5,000,000 Class C Preferred Shares, $0.001 per value. Each share of Series C Preferred Stock has a 1:50 voting right and is convertible into 50 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series C Preferred Stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of September 30, 2017, and December 31, 2016, the balance due on these loans is $163,402 and $85,287, respectively.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2017

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, February 2, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended September 30, 2017 compared to the three months ended September 30, 2016

Professional fees were $10,500 and $0 for the three months ended September 30, 2017 and 2016, respectively, an increase of $10,500. Professional fees consist mostly of accounting, audit and legal fees. The increase of $10,500 in the current period is attributed to an increase in legal fees.

Consulting expense was $22,993 and $0 for the three months ended September 30, 2017 and 2016, respectively. In the current period we issued 400,000 shares of common stock to consultants for total non-cash expense of $20,800.

Officer compensation was $6,000 and $0 for the three months ended September 30, 2017 and 2016, respectively.

General and administrative expense was $8,410 and $241 for the three months ended September 30, 2017 and 2016, respectively, an increase of $8,169. The increase in the current period can be largely attributed to an increase in web design expense and transfer agent fees.

Net Loss

For the three months ended September 30, 2017, we had a net loss of $47,903 as compared to a net loss of $241 for the three months ended September 30, 2016. Our net loss was higher in the current period primarily due to an increase in legal and consulting expense and the expense associated with issuing stock for services.

The nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Professional fees were $56,662 and $19,406 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $37,256 or 191.9%. Professional fees consist mostly of accounting, audit and legal fees. The increase of $37,256 in the current period is attributed to audit and legal fees. In addition, 5,000 shares of common stock were issued for legal services for total non-cash expense of $5,200.

Consulting expense was $113,560 and $0 for the nine months ended September 30, 2017 and 2016, respectively. In the current period we issued 487,500 shares of common stock to a consultant for total non-cash expense of $111,800.

Officer compensation was $10,000 and $0 for the nine months ended September 30, 2017 and 2016, respectively.

General and administrative expense was $21,236 and $10,382 for the nine months ended September 30, 2017 and 2016, respectively, an increase of $10,854. The increase in the current period can be largely attributed to an increase in web design expense and transfer agent fees.

Net Loss

For the nine months ended September 30, 2017, we had a net loss of $201,458 as compared to a net loss of $29,788 for the nine months ended September 30, 2016. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services.

Going Concern

As of September 30, 2017, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

Cash flow from operations.

Net cash flow used in operating activities for the nine months ended September 30, 2017 was $78,115 as compared to $26,100 for the same period ended 2016.

Cash Flows from Financing

The net cash flows from financing activities for the nine months ended September 30, 2017 were $78,115 as compared to $25,992 for the same period ended 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of September 30, 2017. Our management intends, during the 2017 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

REMSLEEP HOLDINGS CORP.

Date: February 6, 2018	By: /s/Tom Wood
Tom Wood
President and Chief Executive Officer Principal Financial Officer/Director