Form 10-K
period 2017-12-31
RemSleep Holdings Inc.
filed 2018-06-28
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 North Orange Ave., Suite 609, Orlando, FL 32789

(Address of principal executive offices) (Zip Code)

912-590-2001

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. Yes[ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer Emerging growth company	[ ] [ ] [ ]	Accelerated filer Smaller reporting company	[ ] [X]

F-1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the 756,514 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $2.15 on June 30, 2017, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $1,626,505.

As of June 19, 2018, there were 5,875,894 shares of common stock outstanding.

Forward Looking Statements

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

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 6, 2007. On August 26, 2010, we changed our name from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 common shares of RemSleep Holdings, Inc.’s stock, at which time RemSleep LLC became our wholly-owned subsidiary and adopted their business of developing and distributing our sleep apnea products. On month/day/year, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our officers invented our DeltaWave CPAP interface (the “DeltaWave”) as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

•Does not disrupt normal breathing mechanics;

•Is not claustrophobic;

•Causes zero work of breathing (WOB);

•Minimizes or eliminates drying of the sinuses;

•Uses less driving pressure; and

•Allows users to feel safe and secure while sleeping.

Pending adequate financing, we plan to conduct clinical trials to test product effectiveness.

On June 28, 2016, we applied for a patent for a new, innovative sleep apnea product that serves as an interface for the delivery of CPAP therapy and other respiratory needs. Our goal is to develop sleep products that achieve optimum compliance and comfort for CPAP patients.

Our website is located at: http://www.remsleeptech.com. No information from out website is incorporated herein.

REMSleep Holding, Inc. is referred to herein as “we”, “us”, “our”.

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

There are also more than 972,000 physicians and 365,000 doctors’ offices, as well as nearly 5,800 hospitals. In addition, the market for U.S. home healthcare is served by about 30,000 businesses with combined annual revenue of $59 billion. The market includes medical and skilled nursing services; medical equipment, supplies, and medication services; personal care; and therapeutic services (like physical and respiratory therapy).

Sources:

1. Markets & Markets. “Global Sleep Apnea Diagnostics & Therapeutic Devices Market.” http://www.marketsandmarkets.com/PressReleases/sleep-apnea-devices.asp

2. Frost & Sullivan. “Sleep apnea market is in need of finer, ergonomic treatments.” June 4, 2014. http://www.frost.com/prod/servlet/press-release.pag?docid=290951848

3. Forbes. “Annual U.S. Healthcare Spending Hits $3.8 Trillion.” Feb. 2, 2014. http://www.forbes.com/sites/danmunro/2014/02/02/annual-u-s-healthcare-spending-hits-3-8-trillion/

4. Battelle/R&D Magazine. “Life Sciences.” Dec. 2013. http://www.rdmag.com/articles/2013/12/industry-breakout-life-sciences

5. American Academy of Sleep Medicine. “Rising prevalence of sleep apnea in U.S. threatens public health.” Sept. 2014. http://www.aasmnet.org/articles.aspx?id=5043

6. Markets & Markets. “Global Sleep Apnea Diagnostics & Therapeutic Devices Market.” http://www.marketsandmarkets.com/PressReleases/sleep-apnea-devices.asp

Marketing

We plan to market the DeltaWave product in the U.S., as follows

•Submit manufacture orders to our manufacturer according to market demand

•Negotiate and secure agreements with industry distributor partners

•Secure agreements with Internet retailers for online sales

•Market DeltaWave at respiratory trade shows, social media, press releases

•Market and generate online sales through our website supplemented by search engine optimization, which we plan to complete by (month/year)

•Disseminate press releases to media outlets and publications that reach sleep medical practices and DME managers/distributors, including trade publications like Sleep Medicine, Sleep Review, Sleep, The Sleep Magazine.

•Attend sleep and healthcare, respiratory industry trade shows.

All of the foregoing is contingent upon adequate financing.

Target Market

Our target market includes:

•Sleep product distributors that will distribute our product

•Home care dealers

•Private sleep labs

•Internet providers

•Product end users

•Physicians, particularly sleep physicians

•Home care dealers

•Private sleep labs

•Medical groups

•Hospitals

•Medical associations, such as the American Academy of Sleep Medicine and the American Sleep Association

We expect that most of our revenues will be in the home care dealers target market.

Inventory

We currently have no inventory of products.

Manufacturing

Our product will be manufactured by mold makers. We presently have molds made in China; however, we are considering relocating the manufacturing of our molds to Salt Lake City, Utah in the United States.

Operations Contingent Upon Adequate Financing

Our entire business plan, including our ability to conduct manufacturing, marketing, generate sales and further develop products, are entirely dependent upon adequate financing. Should we fail to obtain adequate financing: (a) our financial condition will be negatively affected; (b) we will be unable to conduct the essential aspects of our business plan, including marketing as reflected above; (c) investments in our common stock will be negatively impacted; (d) we will be forced to liquidate our business and file for bankruptcy protection.

Competition

The sleep apnea devices market is highly consolidated, with primary competitors being:

•ResMed

•Philips Respironics

•Naus Medical

•Fisher & Paykel Healthcare

•DeVilbiss Healthcare

•CareFusion.

•InnoMed

•DeVilbiss

•TAP

ResMed is the market leader (45% of market share), followed by Philips (30%), and Fisher/Paykel (12%). Our competitors offer a full range of sleep products.

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

Environmental Regulation

Our operations are not subject to environmental regulation.

Employees

We have the following employees:

•Tom Wood, Chief Executive Officer

•Russell Bird, Chairman of the Board

•John Lane, Chief Technology Officer

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. Prospective and existing investors should carefully consider the following risk factors in evaluating our business.

ITEM 2. PROPERTIES

We have a virtual office at 37 North Orange Ave., Suite 609, Orlando, FL 32789 where we have access to a conference room for meetings. We pay $145 per month on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $.001 per share (the “Common Stock”), is currently listed to trade on the OTC Markets Group OTCQB tier under the symbol “RMSL”. The high/low market prices of our common stock were as follows for the periods below, as reported on www.OTCQB.com. The quotations below reflect inter-dealer bid prices without retail markup, markdown, or commission and may not represent actual transactions.

	High $	Low $
	Fiscal Year Ended December 31, 2017
March 31, 2017	12.00	1.00
June 30, 2017	35.00	7.20
September 29, 2017	2.30	0.75
December 29, 2017	0.87	0.55

	Fiscal Year Ended December 31, 2016
March 31, 2016	0.60	0.20
June 30, 2016	2.00	0.60
September 30, 2016	3.00	2.00
December 31, 2016	1.20	1.00

As of June 15, 2017, we had approximately 156 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

On January 15, 2017, we issued, as compensation for services provided, 5,000 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $21,250.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $138,125.

On April 1, 2017, the Company entered into a Fee Agreement with Frederick M. Lehrer to provide legal services to the Company. Per the terms of that agreement Mr. Lehrer was granted 5,000 shares of common stock with a fair value of $4.25 for total non-cash expense of $21,250. As of December 31, 2017, the shares have not yet been issued by the transfer agent; so therefore, have been credited to common stock to be issued.

On April 10, 2017, the Company issued, as compensation for services provided, 50,000 common shares with a fair value of $4.25 for total non-cash expense of $212,500.

On August 1, 2017, the Company issued, as compensation for services provided, 150,000 common shares with a fair value of $0.2152 for total non-cash expense of $31,875.

On August 11, 2017, the Company issued, as compensation for services provided, 250,000 common shares with a fair value of $0.2125 for total non-cash expense of $53,125.

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 for total non-cash expense of $231,043.

Subsequent to December 31, 2017, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

Subsequent to December 31, 2017, the Company granted 1,760,000 shares of common stock for services.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada corporation formed on June 6, 2007. Our headquarters are in Orlando, FL. We have been engaged in our current business model since January 1, 2015.

We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, or which there are no assurances. We have relied on equity financing to fund operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our expansion efforts. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $1,089,320 at December 31, 2017, had a net loss of $653,965 and net cash used in operating activities of $94,890 for the year ended December 31, 2017. Our ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

We generated no revenues during our fiscal years ending December 31, 2017 and 2016.

Operating Expenses

For the year ended December 31, 2017, professional fees increased $5,306 or 14% to $86,212 compared to $80,906 for the year ended December 31, 2016. Professional fees consist mostly of accounting, audit and legal fees. The increase of $5,306 in the current period is attributed to an increase in legal fees. In 2017 $21,250 of the legal expense was non-cash expense from the issuances of common stock.

Consulting expense was $516,396 and $0 for the years ended December 31, 2017 and 2016, respectively. In the current period we granted 1,574,761 shares of common stock to consultants for total non-cash expense of $709,168, $173,282 of which is booked to prepaids.

Officer compensation was $24,000 and $105,000 for the years ended December 31, 2017 and 2016, respectively. In the prior year we issued 3,500,000 shares of Preferred A stock for total non-cash compensation expense of $105,000.

General and administrative expense was $24,857 and $11,187 for the years ended December 31, 2017 and 2016, respectively, an increase of $13,670 or 122.2%. The increase in the current period can be largely attributed to an increase in depreciation and investor relation expense.

Net Loss

For the year ended December 31, 2017, we had a net loss of $653,965 as compared to a net loss of $199,593 for the year ended December 31, 2016. Our net loss was higher in the current period primarily due to an increase in stock issued for services.

Liquidity and Capital Resources

As reflected in the accompanying financial statements, we had an accumulated deficit of $1,089,320 at December 31, 2017, had a net loss of $653,965 and net cash used in operating activities of $94,890 for year ended December 31, 2017. During the year ended December 31, 2016 we used cash of $133,176 in operating activities.

We received $96,904 from shareholder loans for the year ended December 31, 2017 compared to $133,068 net proceeds from financing activities in the year ended December 31, 2016.

We currently have no revenue from current operations, with liabilities exceeding our assets. Management is analyzing new potential growth paths and the potential for a restructuring; however, there is still substantial doubt about our ability to continue as a going concern.

Capital Resources

As of December 31, 2017, we had cash on hand of $2,014. We currently have no external sources of liquidity such as arrangements with credit institutions or a financing or other arrangement that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital. We are dependent on officer loans and the sale of our securities to fund our operations and will remain so until we generate sufficient revenues to pay for our operating costs.

Required Capital Over the Next Fiscal Year

Going forward, our cash needs over the next 12 months from March 1, 2018 include the following estimated expenditures:

Rent	$13,500
Legal and Accounting and OTC Relate Expenses	$42,500
Technology, hosting, maintenance, and office expenses	$10,000
Other category of expenses	$10,000

Based on our current cash position of approximately $40,000 as of April 5, 2018, we will be able to conduct our operations for only three months. We plan on meeting our cash needs, including SEC reporting costs, by the existing monthly revenue from officer loans.

We do have sufficient capital to become cash-flow positive from operations. We expect to need to raise at least $2,000,000 over the next 12 months to fund our operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management has determined that there is substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements are issued.

Critical Accounting Estimates and Policies

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

We are subject to various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Remsleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Remsleep Holdings, Inc. as of December 31, 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the period then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. As part of our audit of the 2017 financial statements, we also audited the adjustments described in Note 8 that were applied to restate the 2016 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We also have audited the adjustments to the 2016 financial statements to retrospectively apply the effect of a reverse stock split, as described in Note 4. We were not engaged to audit, review, or apply any procedures to the 20l6 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements as a whole. The financial statements of Remsleep Holdings, Inc. as of December 31, 2016, were audited by other auditors whose report dated April 17, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

June 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

REMSleep Holdings, Inc.  Des Moines, Iowa

We have audited the accompanying balance sheet of REMSleep Holdings, Inc.,(the “Company”) as of December 31, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REMSleep Holdings, Inc. as of December 31, 2016 and the results of their operations and cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

Edina, MN

April 17, 2017

5201 Eden Avenue

SUITE 300

Edina, MN 55436

REMSLEEP HOLDINGS, INC. BALANCE SHEETS
	December 31, 2017	December 31, 2016
ASSETS		(Restated)
Cash	2,014	-
Prepaid stock for services	173,282	-
Total current assets	175,296	-

Property and equipment, net	8,486	12,845

Total Assets	$183,782	$12,845

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	239,878	226,398
Accrued compensation	2,850	-
Accrued interest	12,341	9,841
Accrued stock to be issued	194,068	-
Due to shareholder	182,191	85,287
Loan payable	50,000	50,000

Total Liabilities	681,328	371,526

STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock, $.001 par value, 5,000,000 shares authorized, 3,500,000 and 5,000,000 issued and outstanding, respectively
	105,000	105,000
Series B preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
	-	-
Series C preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 3,610,751 and 3,273,111 shares issued and outstanding, respectively
	3,611	3,273
Common stock to be issued	58,225	-
Additional paid in capital	424,938	(31,599)
Accumulated Deficit	(1,089,320)	(435,355)
TOTAL STOCKHOLDERS' (DEFICIT)	(497,546)	(358,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,782	$12,845

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC. STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2017	2016
		(Restated)
Operating Expenses:
Professional fees	$86,212	$80,906
Consulting	516,396	-
Officer compensation	24,000	105,000
General and administrative	24,857	11,187

Total operating expenses	651,465	197,093

Loss from operations	(651,465)	(197,093)

Other expense:
Interest expense	(2,500)	(2,500)
Total other expense	(2,500)	(2,500)

Loss before income taxes	(653,965)	(199,593)

Provision for income taxes	-	-

Net Loss	$(653,965)	$(199,593)

Net loss per share, basic and diluted	$(0.19)	$(0.06)

Weighted average common shares outstanding, basic and diluted	3,391,703	3,258,502

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Shares #	Preferred Stock Amount $	Common Shares #	Common Stock Amount $	Common stock to be issued #	Additional Paid-in Capital $	Accumulated Deficit $	Total $
Balance, December 31, 2015	1,500,000	-	3,050,611	3,051	-	(119,377)	(235,762)	(352,088)
Common stock issued for company expenses	-	-	150,000	150	-	29,850		30,000
Common stock issued for compensation	-	-	50,000	50	-	14,950	-	15,000
Common stock issued for compensation	-	-	10,000	10	-	2,990	-	3,000
Preferred A shares issued	2,000,000	60,000	-	-	-	-	-	60,000
Preferred A shares issued	1,500,000	45,000	-	-	-	-	-	45,000
Common stock issued for compensation	-	-	12,500	12	-	39,988	-	40,000
Net loss for the year ended December 31, 2016 (Restated)	-	-	-	-	-	-	(199,593)	(199,593)
Balance, December 31, 2016 (Restated)	5,000,000	105,000	3,273,111	3,273	-	(31,599)	(435,355)	(358,681)
Cancellation of outstanding stock	(1,500,000)	-	(150,000)	(150)	-	150	-	-
Common stock issued for services	-	-	487,500	488	58,225	456,387	-	515,100
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(653,965)	(653,965)
Balance, December 31, 2017	3,500,000	105,000	3,610,611	3,611	58,225	424,938	(1,089,320)	(497,546)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:		(Restated)
Net loss	$(653,965)	$(199,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,359	917
Stock issued for services	535,886	58,000
Changes in Operating Assets and Liabilities:
Accounts payable	13,480	-
Accrued compensation	2,850	-
Accrued interest	2,500	2,500
Prepaids	-	5,000
Net cash used in operating activities	(94,890)	(133,176)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Payments on shareholder loan	-	(1,932)
Proceeds from shareholder loan	96,904	-
Shares issued for investment	-	30,000
Preferred stock issued to management	-	105,000
Net cash provided by financing activities	96,904	133,068

Net increase (decrease) in cash	2,014	(108)
Cash at beginning of the year	-	108
Cash at end of the year	$2,014	$-

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on June 6, 2007. Following its acquisition of Handcamp on June 4, 2010, a gold property located in the Province of Newfoundland and Labrador, Canada (“Handcamp”), the Company changed its business model to that of a mineral acquisition, exploration and development company focused primarily on gold properties. On August 26, 2010, the Company’s name was changed from Bella Viaggio, Inc. to Kat Gold Holdings Corp. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. to reflect the new business model of the Company, which is to develop and distribute sleep apnea products. On May 30, 2015 REMSleep LLC was merged into REMSleep Holdings, Inc. Our corporate office is located at 37 North Orange Ave., Suite 609, Orlando, FL 32789.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2017 or 2016.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2017.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2017 and 2016.

Fixed Assets

Fixed assets are carried at the lower of cost or net realizable value. All fixed assets with a cost of $2,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Depreciation is computed using the straight-line method over the estimated useful lives of three years.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2017 and 2016, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied process of assessing the impact, if any, on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,089,320 at December 31, 2017, had a net loss of $653,965 and net cash used in operating activities of $94,890 for the year ended December 31, 2017. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - PROPERTY & EQUIPMENT

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

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 3 - PROPERTY & EQUIPMENT (CONTINUED)

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2017	December 31, 2016
Equipment	$14,904	$14,905
Less: accumulated depreciation	(6,418)	(2,059)
Fixed assets, net	$8,486	$12,845

Depreciation expense

Depreciation expense for the years ended December 31, 2017 and 2016 was $4,359 and $917, respectively.

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

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $21,250. The $21,250 is being recognized over the six-month term of the contract. As of December 31, 2017, all $21,250 has been expensed.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $138,125.

On June 15, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Certificate of Amendment"), with the Secretary of State of the State of Nevada to affect a 1-for-20 reverse stock split of its common stock, whereby every twenty shares of existing common stock will be converted into one share of new common stock.

On April 1, 2017, the Company entered into a Fee Agreement with Frederick M. Lehrer to provide legal services to the Company. Per the terms of that agreement Mr. Lehrer was granted 5,000 shares of common stock with a fair value of $4.25 for total non-cash expense of $21,250. As of December 31, 2017, the shares have not yet been issued by the transfer agent; so therefore, have been credited to common stock to be issued.

On April 10, 2017, the Company issued, as compensation for services provided, 50,000 common shares with a fair value of $4.25 for total non-cash expense of $212,500.

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

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 4 - COMMON STOCK (CONTINUED)

On August 1, 2017, the Company issued, as compensation for services provided, 150,000 common shares with a fair value of $0.2125 for total non-cash expense of $31,875.

On August 11, 2017, the Company issued, as compensation for services provided, 250,000 common shares with a fair value of $0.2125 for total non-cash expense of $53,125.

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 per share for total non-cash expense of $231,043. The expense is being recognized over the six-month term of the contract. As of December 31, 2017, $57,761 has been debited to consulting expense. In addition, as of December 31, 2017, the shares have not yet been issued; as a result, $36,975 has been credited to common stock to be issued and the remaining $194,068 to accruals.

NOTE 5 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 par value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation and pays no dividend.

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

As of December 31, 2017, there are 3,500,000 Class A Preferred shares outstanding.

The Company is currently authorized to issue 5,000,000 Class B Preferred Shares, $0.001 par value. Each share of Series B Preferred Stock has a 1:100 voting right and is convertible into 100 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series B Preferred Stock issued and outstanding.

The Company is currently authorized to issue 5,000,000 Class C Preferred Shares, $0.001 par value. Each share of Series C Preferred Stock has a 1:50 voting right and is convertible into 50 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series C Preferred Stock issued and outstanding.

NOTE 6 – NOTES PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of December 31, 2017, there is $12,341 of interest accrued on the loan.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and, 2016, the balance due on these loans is $182,191 and $85,287, respectively.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2017

NOTE 8 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the December 31, 2016 financial statements are being restated to account for a loan payable that was removed from the books in error and accrued interest on that loan that was never accounted for (see Note 6).

The following table summarizes changes made to the December 31, 2016 balance sheet.

	December 31, 2016
Balance Sheet:	As Reported	Adjustment	As Restated
Property & equipment	$12,845	$-	$12,845
Total assets	$12,845	-	$12,845

Accounts payable	$226,398	$-	$226,398
Accrued interest	-	9,841	9,841
Loan payable	-	50,000	50,000
Due to shareholder	85,287	-	85,287
Total liabilities	311,685	59,841	371,526

Preferred Stock	105,000	-	105,000
Common stock	3,273	-	3,273
Additional paid-in capital	(31,599)	-	(31,599)
Accumulated deficit	(375,514)	(59,841)	(435,355)
Total Stockholders’ Equity	(298,840)	(59,841)	(358,681)
Total liabilities and stockholders’ equity	$12,845	$-	$12,845

The following table summarizes changes made to the year ended December 31, 2016 Statement of Operations.

	For the year ended December 31, 2016
	As Reported	Adjustment	As Restated
Operating expenses	$(197,093)	$-	$(197,093)
Interest expense	-	(2,500)	(2,500)
Net Loss	$(197,093)	$(2,500)	$(199,593)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, June 16, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

Subsequent to December 31, 2017, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

Subsequent to December 31, 2017, the Company granted 1,760,000 shares of common stock for services.

Subsequent to December 31, 2017, the Company issued 178,000 shares of common stock of the common stock to be issued.

On April 27, 2018, the Company made a $10,000 payment as required by the Forbearance Agreement with regards to the Note Payable (Note 6).

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The policies and procedures include:

•maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2017, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

•timely and accurate reconciliation of accounts

•lack of segregation of duties

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	69	Chairman and Director
Tom Wood	72	Chief Executive Officer and Director

Russell Bird has been our Chairman and Director since January 1, 2015. From year to year, he operated businesses that offered sleep apnea interfaces, devices, and other respiratory equipment and supplies. In 1979, he founded Medical Gases Australia, a medical manufacturing and distribution firm that specializing in respiratory and other health products. Medical Gases Australia placed the first patients on CPAP therapy. He then started Medical Industries of America in 1985, a medical manufacturing and distribution firm specializing in respiratory and other health products.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2017, we believe all necessary forms have been filed.

Corporate Governance

We do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our entire board of directors, including Messrs. Sanford, Goldrod and Sklar, act as our nominating and audit committee.

Code of Ethics

The Company has not adopted a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Russell Bird (Chairman)	2017 2016	- -	- -	- 45,000	- -	- -	- -	- -	- 45,000
Tom Wood (Executive Officer)	2017 2016	21,150 -	- -	- 60,000	- -	- -	- -	- -	21,150 60,000

(1) Stock awards consists of Series A Preferred Stock. Mr. Bird received 1,500,000 shares of preferred stock and Mr. Wood received 2,000,000 shares. Refer to Note 9 for preferred stock rights.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 15, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	1,219,494	20.8%
Tom Wood, CEO (4)	969,494	16.5%
All Officers and Directors as a Group (2 persons)	2,188,988	37.3%

(1)Beneficial ownership is calculated based on 5,875,894 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2) The address for each of the officers and directors is c/o Remsleep, 37 North Orange Ave., Suite 609, Orlando, FL 32789.

(3)Russell Bird also owns 1,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

(4)Tom Wood also owns 2,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

We have received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on our behalf and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and, 2016, the balance due on these loans is $182,191 and $85,287, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our former auditors KLJ for the audit and review of our financial statements for the fiscal year ended December 31, 2017 amounted to $13,500.

The aggregate fees billed for professional services rendered by our new auditor Michael Gillespie & Associates, PLLC for the audit and review of our financial statements for the fiscal year ended December 31, 2017 amounted to $5,500.

Audit-Related Fees

During the fiscal year ended December 31, 2017 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the fiscal year ended December 31, 2017 was $0.

All Other Fees

During the fiscal year ended December 31, 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We did not have an audit committee for the fiscal year 2017, though our board of directors has approved the services described above for such year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of REMSleep Holdings, Inc., are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a) (3) Exhibits

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
23.1	Auditor’s Consent	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc.

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Wood	Principal Executive Officer, Principal Financial and Director	June 28, 2018
Tom Wood