Form 10-Q
period 2018-03-31
RemSleep Holdings Inc.
filed 2018-06-28
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 N. Orange Ave, Suite 609, Orlando, FL 32789

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of June 26, 2018, there were 5,875,894 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017 (Audited)	4

Condensed Statements of Operations for the Three Months ended March 31, 2018 and 2017 (Unaudited)	5

Condensed Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017 (Unaudited)	6

Condensed Notes to Financial Statements (Unaudited)	7

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS
	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash	$52,261	$2,014
Prepaid stock for services	57,761	173,282
Total current assets	110,022	175,296
Property and equipment, net	7,970	8,486

Total Assets	$117,992	$183,782

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$242,898	$239,878
Accrued compensation	1,150	2,850
Accrued interest	12,957	12,341
Accrued stock to be issued	-	194,068
Due to shareholder	182,191	182,191
Loan payable	50,000	50,000

Total Liabilities	489,196	681,328

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 and 3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 3,937,894 and 3,610,751 shares issued and outstanding, respectively
	3,938	3,611
Common stock to be issued	269,188	58,225
Additional paid in capital	502,111	424,938
Accumulated Deficit	(1,251,441)	(1,089,320)
TOTAL STOCKHOLDERS' DEFICIT	(371,204)	(497,546)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,992	$183,782

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31,
	2018	2017
		(Restated)
Operating Expenses:
Professional fees	$16,150	$12,600
Consulting	117,521	146,979
Officer compensation	6,000	6,000
General and administrative	4,939	7,024

Total operating expenses	144,610	172,603

Loss from operations	(144,610)	(172,603)

Other expenses:
Interest expense	(616)	-
Change in fair value	(16,895)	-
Total other expense	(17,511)	-

Loss before income taxes	(162,121)	(172,603)

Provision for income taxes	-	-

Net Loss	$(162,121)	$(172,603)

Basic and fully diluted net loss per share	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	3,678,577	3,285,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:		(Restated)
Net loss	$(162,121)	$(172,603)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	516	2,810
Stock issued for services	115,521	146,979
Change in fair value	16,895	-
Changes in Operating Assets and Liabilities
Accounts Payable	3,020	1,380
Accrued officer compensation	(1,700)	2,000
Accrued interest	616	-
Net cash used in operating activities	(27,253)	(19,434)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	19,434
Proceeds from sale of common stock	77,500	-
Net cash provided by financing activities	77,500	19,434

Net increase in cash	50,247	-
Cash at beginning of the period	2,014	-
Cash at end of the period	$52,261	$-

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Stock issued for services	$115,521	$146,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

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

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2018 and the results of its operations and cash flows for the three-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the restated financial statements for the three months ended March 31, 2018.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,251,441 at March 31, 2018, had a net loss of $162,121 and net cash used in operating activities of $27,253 for the three months ended March 31, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

NOTE 3 - PROPERTY & EQUIPMENT

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2018	December 31, 2017
Equipment	$14,904	$14,904
Less: accumulated depreciation	(6,934)	(6,418)
Fixed assets, net	$7,970	$8,486

Depreciation expense

Depreciation expense for the three months ended March 31, 2018 and 2017 was $516 and $2,810, respectively.

NOTE 4 – NOTES PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of March 31, 2018, there is $12,957 of interest accrued on the loan.

NOTE 5 - COMMON STOCK

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 per share for total non-cash expense of $231,043. The expense is being recognized over the six-month term of the contract. As of December 31, 2017, $57,761 has been debited to consulting expense. In addition, as of December 31, 2017, the shares have not yet been issued; as a result, $36,975 has been credited to common stock to be issued and the remaining $194,068 to accruals. As of March 31, 2018, the shares were re-valued at $0.231 for a change in value of $16,895. In addition, $115,521 was amortized to stock for services expense and the accrual for stock to be issued was reclassed to common stock to be issued in equity.

During the three months ended March 31, 2018, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

NOTE 6 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 per value with 1:25 voting rights.

On February 25, 2016, the Company issued 2,000,000 Class A preferred shares. On April 26, 2016 the Company issued 1,500,000 Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date for the common shares as the preferred shares have a preference of a 1 to 1 conversion to common stock. The Company recognized compensation expense to its officers. As of March 31, 2018, there are 3,500,000 Class A Preferred shares outstanding.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2018

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of March 31, 2018, and December 31, 2017, the balance due on these loans is $182,191 and $182,191, respectively.

NOTE 8 – RESTATEMENT

The March 31, 2017 financial statements are being restated to revise the accounting for retroactive adjustments identified during the year ended December 31, 2017 audit.

The following table summarizes changes made to the three months ended March 31, 2017 Statement of Operations.

	For the three months ended March 31, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$58,212	$114,391	$172,603
Net Loss	$(58,212)	$(114,391)	$(172,603)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued, June 26, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

Subsequent to March 31, 2018, the Company granted 1,938,000 shares of common stock for services.

On April 27, 2018, the Company made a $10,000 payment as required by the Forbearance Agreement with regards to the Note Payable (Note 4).

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

Results of Operations

The three months ended March 31, 2018 compared to the three months ended March 31, 2017

Professional fees were $16,150 and $12,600 for the three months ended March 31, 2018 and 2017, respectively, an increase of $3,550, or 28.2%. Professional fees consist mostly of accounting, audit and legal fees.

Consulting expense was $117,521 and $146,979 for the three months ended March 31, 2018 and 2017, respectively, a decrease of $29,458, or 20.0%. In the current period we recognized $115,521 of non-cash stock compensation expense, In the previous period we issued 37,500 shares of common stock to consultants for total non-cash expense of $146,979.

Officer compensation was $6,000 and $6,000 for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expense was $4,939 and $7,024 for the three months ended March 31, 2018 and 2017, respectively, a, decrease of $2,085, or 29.7%.

Net Loss

For the three months ended March 31, 2018, we had a net loss of $162,121 as compared to a net loss of $172,603 for the three months ended March 31, 2017. Our net loss was lower in the current period primarily due to the expense associated with issuing stock for services.

Going Concern

As of March 31, 2018, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

Cash flow from operations.

Net cash flow used in operating activities for the three months ended March 31, 2018 was $27,253 as compared to $19,434 of net cash flows used in operating activities for the same period ended 2017.

Cash Flows from Financing

The net cash flows from financing activities for the three months ended March 31, 2018 were $77,500 from the sale of common stock as compared to $19,434 from related party loans for the same period ended 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of March 31, 2018. Our management intends, during the 2018 fiscal year, to design and implement processes and procedures that will provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

During April 2018, the Company granted 1,938,000 shares of common stock for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

REMSLEEP HOLDINGS CORP.

Date: June 28, 2018	By: /s/Tom Wood
Tom Wood
Principal Executive Officer/Principal Financial Officer/Director