Form 10-Q
period 2018-06-30
RemSleep Holdings Inc.
filed 2018-08-17
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2018, there were 5,875,894 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017 (Audited)	2

Condensed Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017 (Unaudited)	3

Condensed Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$553	$2,014
Prepaid stock for services	229,783	173,282
Total current assets	230,336	175,296
Property and equipment, net	14,102	8,486

Total Assets	$244,438	$183,782

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$243,134	$239,878
Accrued compensation	2,350	2,850
Accrued interest	13,580	12,341
Accrued stock to be issued	-	194,068
Due to shareholder	179,191	182,191
Loan payable	45,000	50,000

Total Liabilities	483,255	681,328

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 and 3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 5,875,894 and 3,610,751 shares issued and outstanding, respectively	5,876	3,611
Common stock to be issued	228,604	58,225
Additional paid in capital	980,757	424,938
Accumulated Deficit	(1,559,054)	(1,089,320)
TOTAL STOCKHOLDERS' DEFICIT	(238,817)	(497,546)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$244,438	$183,782

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Operating Expenses:
Professional fees	$19,950	$47,612	$36,100	$60,212
Consulting	266,278	223,125	383,799	370,104
Officer compensation	12,000	6,000	18,000	12,000
General and administrative	8,762	7,620	13,701	14,644

Total operating expenses	306,990	284,357	451,600	456,960

Loss from operations	(306,990)	(284,357)	(451,600)	(456,960)

Other expenses:
Interest expense	(623)	(1,239)	(1,239)	(1,239)
Change in fair value	-	-	(16,895)	-
Total other expense	(623)	(1,239)	(18,134)	(1,239)

Loss before income taxes	(307,613)	(285,596)	(469,734)	(458,199)

Provision for income taxes	-	-	-	-

Net Loss	$(307,613)	$(285,596)	$(469,734)	$(458,199)

Basic and fully diluted net loss per share	$(0.05)	$(0.08)	$(0.10)	$(0.14)

Weighted average common shares outstanding, basic and diluted	5,759,828	3,222,568	4,666,617	3,253,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:		(Restated)
Net loss	$(469,734)	$(458,199)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,032	3,327
Stock issued for services	383,499	393,125
Change in fair value	16,895	-
Changes in Operating Assets and Liabilities
Prepaids	-	(1,771)
Accounts Payable	3,256	4,318
Accrued officer compensation	(500)	8,000
Accrued interest	1,239	1,239
Net cash used in operating activities	(64,313)	(49,961)

Cash Flows from Investing Activities:
Purchase of equipment	(6,648)	-
Net Cash used in investing activities	(6,648)	-

Cash Flows from Financing Activities:
Proceeds from shareholder advances	-	49,961
Repayment of loans	(8,000)	-
Proceeds from sale of common stock	77,500	-
Net cash provided by financing activities	69,500	49,961

Net increase (decrease) in cash	(1,461)	-
Cash at beginning of the period	2,014	-
Cash at end of the period	$553	$-

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2018

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

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2018 and the results of its operations and cash flows for the six-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2018.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,559,054 at June 30, 2018, had a net loss of $469,734 and net cash used in operating activities of $64,313 for the six months ended June 30, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2018	December 31, 2017
Equipment	$21,552	$14,904
Less: accumulated depreciation	(7,450)	(6,418)
Fixed assets, net	$14,102	$8,486

Depreciation expense

Depreciation expense for the six months ended June 30, 2018 and 2017 was $1,032 and $3,327, respectively.

NOTE 4 – NOTES PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of June 30, 2018, $5,000 has been paid towards the amount due and there is $13,580 of interest accrued on the loan.

NOTE 5 - COMMON STOCK

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 per share for total non-cash expense of $231,043. The expense is being recognized over the six-month term of the contract. As of December 31, 2017, $57,761 has been debited to consulting expense. In addition, as of December 31, 2017, the shares have not yet been issued; as a result, $36,975 has been credited to common stock to be issued and the remaining $194,068 to accruals. As of June 30, 2018, the shares were re-valued at $0.231 for a change in value of $16,895. In addition, $173,282 was amortized to stock for services expense and the accrual for stock to be issued was reclassed to common stock to be issued in equity, which was reduced $40,584 for the issuance of 178,000 shares by the transfer agent.

During the six months ended June 30, 2018, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

During the six months ended June 30, 2018, the Company granted 1,760,000 shares of common stock for total non-cash expense of $210,217

NOTE 6 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 per value with 1:25 voting rights.

On February 25, 2016, the Company issued 2,000,000 Class A preferred shares. On April 26, 2016 the Company issued 1,500,000 Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date for the common shares as the preferred shares have a preference of a 1 to 1 conversion to common stock. The Company recognized compensation expense to its officers. As of June 30, 2018, there are 3,500,000 Class A Preferred shares outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of June 30, 2018, and December 31, 2017, the balance due on these loans is $179,191 and $182,191, respectively.

NOTE 8 - RESTATEMENT

The June 30, 2017 financial statements are being restated to revise the accounting for retroactive adjustments identified during the year ended December 31, 2017 audit.

The following table summarizes changes made to the six months ended June 30, 2017 Statement of Operations.

	For the six months ended June 30, 2017
	As Reported	Adjustment	As Restated
Operating expenses	$153,555	$303,405	$456,960
Net Loss	$(153,555)	$(304,644)	$(458,199)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;
●	Our failure to earn revenues or profits;
●	Inadequate capital to continue business;
●	Volatility or decline of our stock price;
●	Potential fluctuation in quarterly results;
●	Rapid and significant changes in markets;
●	Litigation with or legal claims and allegations by outside parties; and
●	Insufficient revenues to cover operating costs.

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

Our officers have 35 years of sleep-industry experience, including working at sleep industry companies. Our officers invented our DeltaWave CPAP (continuous positive airway pressure) interface (the “DeltaWave”). We have developed the DeltaWave as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface designed to result in better comfort and, therefore, better compliance. The Delta Wave is specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

●	Does not disrupt normal breathing mechanics;
●	Is not claustrophobic;
●	Causes zero work of breathing (WOB);
●	Minimizes or eliminates drying of the sinuses;
●	Uses less driving pressure; and
●	Allows users to feel safe and secure while sleeping.

We plan to conduct clinical trials to test product effectiveness.

Our goal is to develop sleep products that achieve optimum compliance and comfort for CPAP patients.

On June 28, 2016, we applied for a patent for a new, innovative sleep apnea product that serves as an interface for the delivery of CPAP therapy and other respiratory needs. This patent is still pending.

Our website is located at: http://www.remsleeptech.com.

Results of Operations

The three months ended June 30, 2018 compared to the three months ended June 30, 2017

Professional fees were $19,950 and $47,612 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $27,662, or 58.1%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to lower legal and audit expense.

Consulting expense was $266,278 and $223,125 for the three months ended June 30, 2018 and 2017, respectively, an increase of $43,153, or 19.3%. In the current period we recognized approximately $265,000 of non-cash stock compensation expense, In the previous period we issued 1,000,000 shares of common stock to consultants for total non-cash expense of $212,500.

Officer compensation was $12,000 and $6,000 for the three months ended June 30, 2018 and 2017, respectively, an increase of $6,000. The increase is due to an increase in monthly compensation to our CEO.

General and administrative expense was $8,762 and $7,620 for the three months ended June 30, 2018 and 2017, respectively, an increase of $1,142, or 15.0%.

Interest expense was $623 and $1,239 for the three months ended June 30, 2018 and 2017, respectively, a decrease of $616, or 49.7%. See Note 4.

Net Loss

For the three months ended June 30, 2018, we had a net loss of $307,613 as compared to a net loss of $285,596 for the three months ended June 30, 2017. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services.

The six months ended June 30, 2018 compared to the six months ended June 30, 2017

Professional fees were $36,100 and $60,212 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $24,112 or 40.0%. Professional fees consist mostly of accounting, audit and legal fees. The decrease of $24,112 in the current period is attributed to lower legal and audit fees.

Consulting expense was $383,799 and $370,104 for the six months ended June 30, 2018 and 2017, respectively. In the current and prior periods, we issued shares of common stock to consultants for total non-cash expense of $383,499 and $370,104, respectively.

Officer compensation was $18,000 and $12,000 for the six months ended June 30, 2018 and 2017, respectively, an increase of $6,000. The increase is due to an increase in monthly compensation to our CEO.

General and administrative expense was $13,701 and $14,644 for the six months ended June 30, 2018 and 2017, respectively, a decrease of $943. The decrease in the current period can be largely attributed to a decrease in transfer agent fees.

Net Loss

For the six months ended June 30, 2018, we had a net loss of $469,734 as compared to a net loss of $458,199 for the six months ended June 30, 2017. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services.

Going Concern

As of June 30, 2018, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

Cash flow from operations

Net cash flow used in operating activities for the six months ended June 30, 2018 was $64,313 as compared to $49,961 of net cash flows used in operating activities for the same period ended 2017.

Cash Flows from Investing

Net cash flow used in investing activities for the six months ended June 30, 2018 was $6,648 as compared to $nil of net cash flows used in investing activities for the same period ended 2017.

Cash Flows from Financing

The net cash flows from financing activities for the six months ended June 30, 2018 were $69,500 as compared to $49,961 for the same period ended 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of June 30, 2018. Such material weaknesses include a lack of segregation of duties and timely and accurate reconciliation of accounts.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During April 2018, the Company granted 1,938,000 shares of common stock for services. During the six months ended June 30, 2018, the Company sold 327,143 shares of common stock for total cash proceeds of $77,500.

During the six months ended June 30, 2018, the Company granted 1,760,000 shares of common stock for total non-cash expense of $210,217.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 26, 2018, Michael Gillespie & Associates, PLLC (“Gillespie”) was dismissed as the registrant’s independent registered public accountant.

On July 26, 2018, the registrant engaged Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accountant.

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

REMSLEEP HOLDINGS CORP.

Date: August 17, 2018	By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer/ Principal Financial Officer/Director