Form 10-Q
period 2018-09-30
RemSleep Holdings Inc.
filed 2018-11-13
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 N. Orange Ave, Suite 609, Orlando, FL 32789

(Address of principal executive offices) (Zip Code)

912-590-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐. No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of November 9, 2018, there were 6,025,894 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017 (Audited)	2

Condensed Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017 (Unaudited)	3

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (Unaudited)	4

Condensed Notes to Financial Statements (Unaudited)	5

REMSLEEP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash	$40,955	$2,014
Prepaid expenses	11,983	173,282
Total current assets	52,938	175,296
Property and equipment, net	32,326	8,486

Total Assets	$85,264	$183,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$244,398	$239,878
Accrued compensation	350	2,850
Accrued interest	15,710	12,341
Accrued stock to be issued	-	194,068
Convertible Notes, net of discount of $59,264	17,736	-
Derivative Liability	130,915	-
Loan payable – related party	179,191	182,191
Loan payable	45,000	50,000

Total Liabilities	633,300	681,328

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 and 3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 6,025,894 and 3,610,751 shares issued and outstanding, respectively	6,026	3,611
Common stock to be issued	228,604	58,225
Additional paid in capital	1,020,307	424,938
Accumulated Deficit	(1,907,973)	(1,089,320)
TOTAL STOCKHOLDERS’ DEFICIT	(548,036)	(497,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,264	$183,782

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
		(Restated)		(Restated)
Operating Expenses:
Professional fees	$5,650	$8,250	$41,750	$68,462
Consulting	220,000	88,531	603,799	458,635
Officer compensation	9,000	6,000	27,000	18,000
General and administrative	8,289	6,637	21,990	21,281

Total operating expenses	242,939	109,418	694,539	566,378

Loss from operations	(242,939)	(109,418)	(694,539)	(566,378)

Other expenses:
Interest expense	(2,130)	(630)	(3,369)	(1,869)
Discount amortization	(14,936)	-	(14,936)	-
Loss on issuance of convertible debt	(47,020)	-	(47,020)	-
Change in fair value of derivative	(41,894)	-	(58,789)	-
Total other expense	(105,980)	(630)	(124,114)	(1,869)

Loss before income taxes	(348,919)	(110,048)	(818,653)	(568,247)

Provision for income taxes	-	-	-	-

Net Loss	$(348,919)	$(110,048)	$(818,653)	$(568,247)

Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.16)	$(0.17)

Weighted average common shares outstanding, basic and diluted	5,970,460	3,448,795	5,144,683	3,289,506

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(818,653)	$(568,247)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,723	3,843
Stock compensation expense	603,499	478,125
Change in fair value of derivative	58,789	-
Discount amortization	14,936	-
Loss on issuance of convertible debt	47,020	-
Changes in Operating Assets and Liabilities
Prepaids	(2,200)	-
Accounts Payable	4,520	4,500
Accrued officer compensation	(2,500)	7,850
Accrued interest	3,370	1,869
Net cash used in operating activities	(89,496)	(72,060)

Cash Flows from Investing Activities:
Purchase of equipment	(25,563)	-
Net Cash used in investing activities	(25,563)	-

Cash Flows from Financing Activities:
Proceeds/repayments – related party	(3,000)	72,115
Repayment of loans	(5,000)	-
Proceeds from convertible notes payable	72,000	-
Proceeds from sale of common stock	90,000	-
Net cash provided by financing activities	154,000	72,115

Net increase in cash	38,941	55
Cash at beginning of the period	2,014	-
Cash at end of the period	$40,955	$55

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

REMSleep Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on June 6, 2007. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea. On May 30, 2015 REMSleep LLC was formally merged into REMSleep Holdings, Inc.

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2017. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2018 and the results of its operations and cash flows for the nine-month periods then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2018.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$130,915	$(41,894)

Derivative Financial Instruments

Derivative liabilities are recognized in the balance sheet at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period.

The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the statement of operations. As of September 30, 2018, the embedded conversion feature of $130,915 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the statements of operations.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,907,973 at September 30, 2018, had a net loss of $818,653 and net cash used in operating activities of $89,496 for the nine months ended September 30, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2018	December 31, 2017
Equipment	$14,904	$14,904
Office equipment	2,458	-
Tooling / Molds	23,105	-
Less: accumulated depreciation	(8,141)	(6,418)
Fixed assets, net	$32,326	$8,486

Depreciation expense

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $1,723 and $3,843, respectively. Depreciation expense for the three months ended September 30, 2018 and 2017 was $691 and $516, respectively.

NOTE 4 – LOAN PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of September 30, 2018, $5,000 has been paid towards the amount due and there is $14,211 of interest accrued on the loan.

NOTE 5 – CONVERTIBLE NOTES

On July 9, 2018, the Company issued a Convertible Promissory Note in favor of Power Up Lending Group LTD (“Power Up”). The principal amount of the Note is $45,000 with an original issue discount of $3,000 and carries an interest rate of 12% per annum. It becomes due and payable with accrued interest on July 9, 2019. Power Up has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is a 39% discount to the average of the lowest two trading price for twenty days prior to the date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $89,020 based on the Black Scholes Merton pricing model and a corresponding debt discount of $42,000 to be amortized utilizing the interest method of accretion over the term of the note. As of September 30, 2018, the Company fair valued the derivative at $130,915. In addition, $10,233 of the debt discount has been amortized to interest expense.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	$89,020
Derivative loss due to mark to market adjustment	$41,895
Balance at September 30, 2018	$130,915

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2018 is as follows:

Inputs	September 30, 2018	Initial Valuation
Stock price	$.075	$.55
Conversion price	$.0244	$.244
Volatility (annual)	375.66%	261.04%
Risk-free rate	2.47%	2.34%
Years to maturity	.77	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

On August 30, 2018, the Company issued a Convertible Promissory Note in favor of LG Capital Funding LLC (“LG”). The principal amount of the Note is $32,000 with an original issue discount of $2,000 and carries an interest rate of 10% per annum. It becomes due and payable with accrued interest on August 30, 2019. During the first six months LG has the option to convert the Note plus accrued interest at a fixed price of $0.10 per share. After the 6-month anniversary, the Conversion Price shall be equal to 60% of the lowest closing bid price for the eighteen prior trading days including the day of conversion. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. If LG were to convert at the price of $.10 they could convert the full $32,000 into 320,000 shares of common stock. Using the stock price on the date the note was issued of $.185 and the conversion price of $.10, the Company valued each share at $.085 for an additional expense of $27,200. The Company has accounted for the $27,200 has debt discount with a credit to additional paid in capital. The discount will be amortized over the six months. As of September 30, 2018, $4,533 has been amortized to interest expense.

NOTE 6 - COMMON STOCK

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 per share for total non-cash expense of $231,043. The expense is being recognized over the six-month term of the contract. As of December 31, 2017, $57,761 has been debited to consulting expense. In addition, as of December 31, 2017, the shares have not yet been issued; as a result, $36,975 has been credited to common stock to be issued and the remaining $194,068 to accruals. As of September 30, 2018, the shares were re-valued at $0.231 for a change in value of $16,895. In addition, $173,282 was amortized to stock for services expense and the accrual for stock to be issued was reclassed to common stock to be issued in equity, which was reduced $40,584 for the issuance of 178,000 shares by the transfer agent. As of September 30, 2018, the full amount has been amortized to stock compensation expense.

During the nine months ended September 30, 2018, the Company sold 477,143 shares of common stock for total cash proceeds of $90,000.

During the nine months ended September 30, 2018, the Company granted 1,760,000 shares of common stock for services at $0.25 per share for total non-cash expense of $440,000 which is being amortized over the six-month term of the applicable service agreements. As of September 30, 2018, $430,217 has been amortized to consulting expense, for a balance of $9,783.

NOTE 7 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 per value with 1:25 voting rights.

On February 25, 2016, the Company issued 2,000,000 Class A preferred shares. On April 26, 2016 the Company issued 1,500,000 Class A preferred shares. The fair value of the shares was based on the price quoted on the OTC pink sheets on the grant date for the common shares as the preferred shares have a preference of a 1 to 1 conversion to common stock. The Company recognized compensation expense to its officers. As of September 30, 2018, there are 3,500,000 Class A Preferred shares outstanding.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, non-interest bearing and due on demand. As of September 30, 2018, and December 31, 2017, the balance due on these loans is $179,191 and $182,191, respectively.

NOTE 9 – RESTATEMENT

The September 30, 2017 financial statements are being restated to revise the accounting for retroactive adjustments for stock compensation and other general and administrative expenses identified during the year ended December 31, 2017 audit.

The following table summarizes changes made to the nine months ended September 30, 2017 Statement of Operations.

	For the nine months ended September 30, 2017
	As Reported	Adjustment	As Restated
Operating expenses
Professional fees	$(56,662)	$(11,800)	$(68,462)
Consulting	(113,560)	(345,075)	(458,635)
Officer compensation	(10,000)	(8,000)	(18,000)
General and administrative	(21,236)	(45)	(21,281)
Other expense
Interest expense	-	(1,869)	(1,869)
Net Loss	$(201,458)	$(366,789)	$(568,247)

NOTE 10 - SUBSEQUENT EVENTS

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

Results of Operations

The three months ended September 30, 2018 compared to the three months ended September 30, 2017

Professional fees were $5,650 compared to $8,250 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $2,600, or 31.5%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to lower legal and audit expense.

Consulting expense was $220,000 compared to $88,531 for the three months ended September 30, 2018 and 2017, respectively, an increase of $131,469, or 148.5%. In the current period we recognized $220,000 of non-cash stock compensation expense. In the previous period we issued 400,000 shares of common stock to consultants for total non-cash expense of $85,000.

Officer compensation was $9,000 and $6,000 for the three months ended September 30, 2018 and 2017, respectively, an increase of $3,000. The increase is due to an increase in monthly compensation to our CEO.

General and administrative expense was $8,289 and $6,637 for the three months ended September 30, 2018 and 2017, respectively, an increase of $1,652, or 24.8%.

Total other expense for the three months ended September 30, 2018, was $105,980. Other expense includes $14,936 of debt discount amortization, a $47,020 loss on the issuance of convertible debt and a loss in the change of fair value of $41,894. These are all new expenses related to newly issued convertible debt. We also had $2,130 of interest expense compared to $630 in the prior period.

Net Loss

For the three months ended September 30, 2018, we had a net loss of $348,919 as compared to a net loss of $110,048 for the three months ended September 30, 2017. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services and the other non-cash expense from the issuance of convertible debt.

The nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Professional fees were $41,750 and $68,462 for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $26,712 or 39.0%. Professional fees consist mostly of accounting, audit and legal fees. The decrease of $26,712 in the current period is attributed to lower legal and audit fees.

Consulting expense was $603,799 and $458,635 for the nine months ended September 30, 2018 and 2017, respectively. In the current period we recognized $603,499 of non-cash stock compensation expense compared to $455,104 of non-cash stock compensation expense in the prior period.

Officer compensation was $27,000 and $18,000 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $9,000. The increase is due to an increase in monthly compensation to our CEO.

General and administrative expense was $21,990 and $21,281 for the nine months ended September 30, 2018 and 2017, respectively, an increase of $709.

Total other expense for the nine months ended September 30, 2018, was $124,114. Other expense includes $14,936 of debt discount amortization, a $47,020 loss on the issuance of convertible debt and a loss in the change of fair value of $58,789. These are mostly new expenses related to newly issued convertible debt. We also had $3,369 of interest expense compared to $1,869 in the prior period.

Net Loss

For the nine months ended September 30, 2018, we had a net loss of $818,653 as compared to a net loss of $568,247 for the nine months ended September 30, 2017. Our net loss was higher in the current period primarily due to the expense associated with issuing stock for services and the other non-cash expense from the issuance of convertible debt.

Going Concern

As of September 30, 2018, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2018 was $89,496 as compared to $72,060 cash used in operating activities for the same period ended 2017.

Cash Flows from Investing

Cash used in investing activities for the nine months ended September 30, 2018 was $25,563 as compared to $0 of cash used in investing activities for the same period ended 2017.

Cash Flows from Financing

For the nine months ended September 30, 2018, we received $72,000 from the issuance of convertible debt, $90,000 from the sale of common stock and repaid $8,000 of loans. For the nine months ended September 30, 2017, we received $72,115 that was advanced from the Chairman to pay for operating expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of September 30, 2018. Such material weaknesses include a lack of segregation of duties and timely and accurate reconciliation of accounts.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2018, the Company sold 477,143 shares of common stock for total cash proceeds of $90,000. All proceeds were used for general operating expenses.

During the nine months ended September 30, 2018, the Company granted 1,760,000 shares of common stock for services at $0.25 per share for total non-cash expense of $440,000 which is being amortized over the six-month term of the applicable service agreements. As of September 30, 2018, $430,217 has been amortized to consulting expense.

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

REMSLEEP HOLDINGS CORP.

Date: November 13, 2018	By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer/ Principal Financial Officer/Director