Form 10-K
period 2018-12-31
RemSleep Holdings Inc.
filed 2019-03-29
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the 2,188,988 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.69 on June 30, 2018, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $1,510,402.

As of March 28, 2019, there were 4,618,947 shares of common stock outstanding.

i

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 6, 2007. On August 26, 2010, we changed our name from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 common shares of RemSleep Holdings, Inc.’s stock, at which time RemSleep LLC became our wholly-owned subsidiary and adopted their business of developing and distributing our sleep apnea products. On January 5, 2015, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

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

Our website is located at: http://www.remsleeptech.com. No information from our website is incorporated herein. REMSleep Holding, Inc. is referred to herein as “we”, “us”, “our”.

Industry Background

The market for sleep treatment and equipment was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea is a condition that affects millions of people in the United States alone. An increasingly sedentary lifestyle and bad working habits has led to obesity and otherwise poor cardiac and aerobic health. This has led to a fast-growing epidemic of obstructive sleep apnea (OSA), which greatly reduces the quality of sleep one gets and can ultimately result in hypertension, heart failure, stroke, and at the least, reduced performance in everyday life. The market for sleep treatment and equipment was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea results in numerous afflictions that affect people’s day-to-day lives and can eventually contribute to serious health conditions. While people’s knowledge of this affliction has grown strongly in recent years, and the market is expanding fast nationwide, up to 80% of people with sleep apnea may be undiagnosed 1 – a market of millions of new potential users. Even those who are tested and prescribed a sleep apnea machine often give up after a short time due to discomfort or what is called the “work of breathing” with traditional machines. In fact, over 50% of patients give up on using CPAP therapy after 6 months. This is a major waste of resources and a very telling statistic.

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

A growing knowledge of sleep apnea and its treatment has helped to increase awareness with the public. In addition to making the use of a CPAP or related device less intimidating, a move toward affordable and prescription-based technology can greatly expand the market “Evolving technologies will also influence patient preferences for products, treatment modalities, and diagnostic locations,” states Frost & Sullivan 2. “As such, the global sleep apnea treatment market is expected to shift to home-based diagnostics for early identification and treatment of patients as well as portable devices that can reduce sleep apnea with minimal inconvenience.”

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

Health care spending continues to grow rapidly on an annual basis in the United States. Spending was $2.7 trillion in 2011 and, in 2013, it reached over $3.6 trillion. By 2022, spending is projected to reach $5 trillion, or around 20% of GDP, according to the Centers for Medicare and Medicaid Services 3. Growing alongside this market is the U.S. life science industry, which will grow an estimated 2.2% in 2014 to $93 billion. This includes R&D spending, with growth primarily from smaller biopharmaceutical innovators and medical device manufacturers.

Within this market, sleep apnea products have experienced rapid growth. In the past couple of decades there has been a rapid increase in the technological developments in the field of sleep apnea diagnosis and treatment. The result has been strong growth for sleep apnea devices globally. Demand for new and innovative treatment methodologies is driving growth, helping to provide patients with a healthy lifestyle. “Obstructive sleep apnea is destroying the health of millions of Americans, and the problem has only gotten worse over the last two decades,” according to American Academy of Sleep Medicine President Dr. Timothy Morgenthaler 5. “The effective treatment of sleep apnea is one of the keys to success as our nation attempts to reduce health care spending and improve chronic disease management.”

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

Marketing

We plan to market the DeltaWave product in the U.S., as follows

●	Submit manufacture orders to our manufacturer according to market demand

●	Negotiate and secure agreements with industry distributor partners

●	Secure agreements with Internet retailers for online sales

●	Market DeltaWave at respiratory trade shows, social media, press releases

●	Market and generate online sales through our website supplemented by search engine optimization,

●	Disseminate press releases to media outlets and publications that reach sleep medical practices and DME managers/distributors, including trade publications like Sleep Medicine, Sleep Review, Sleep, The Sleep Magazine.

●	Attend sleep and healthcare, respiratory industry trade shows.

All of the foregoing is contingent upon adequate financing.

Target Market

Our target market includes:

●	Sleep product distributors that will distribute our product

●	Home care dealers

●	Private sleep labs

●	Internet providers

●	Product end users

●	Physicians, particularly sleep physicians

●	Medical groups

●	Hospitals

●	Medical associations, such as the American Academy of Sleep Medicine and the American Sleep Association

We expect that most of our revenues will be in the home care dealers and hospital target market.

Manufacturing

Our product will be manufactured by mold makers.  We presently have molds made in China; however, we are considering relocating the manufacturing of our molds to the United States.

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

Competition

The sleep apnea devices market is highly consolidated, with primary competitors being:

●	ResMed

●	Philips Respironics

●	Naus Medical

●	Fisher & Paykel Healthcare

●	DeVilbiss Healthcare

●	CareFusion

●	InnoMed

●	DeVilbiss

●	TAP

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

Environmental Regulation

Our operations are not subject to environmental regulation.

Employees

We have the following employees:

●	Tom Wood, Chief Executive Officer

●	John Lane, Chief Technology Officer

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item. Prospective and existing investors should carefully consider the following risk factors in evaluating our business.

ITEM 2. PROPERTIES

We have a virtual office at 637 N. Orange Ave., Suite 609, Orlando, FL 32789 where we have access to a conference room for meetings.

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

	High $	Low $
	Fiscal Year Ended December 31, 2018
March 31, 2018	$2.50	$0.55
June 30, 2018	$1.87	$0.40
September 30, 2018	$1.20	$0.04
December 31, 2018	$0.14	$0.04

	Fiscal Year Ended December 31, 2017
March 31, 2017	$12.00	$1.00
June 30, 2017	$35.00	$7.20
September 30, 2017	$2.30	$0.75
December 31, 2017	$0.87	$0.55

As of March 21, 2019, we had approximately 156 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

On November 2, 2018, the Company granted 50,000 shares of common stock for services for total non-cash expense of $2,000.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We have an accumulated deficit of $1,502,022 at December 31, 2018, had a net loss of $412,702 and net cash used in operating activities of $111,560 for the year ended December 31, 2018. Our ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about our ability to continue as a going concern.

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

We generated no revenues during our fiscal years ending December 31, 2018 and 2017.

Operating Expenses

For the year ended December 31, 2018, professional fees decreased $42,312 or 49% to $43,900 compared to $86,212 for the year ended December 31, 2017. Professional fees consist mostly of accounting, audit and legal fees. The decrease of $42,312 in the current year is attributed to a decrease in legal fees. In 2017 $21,250 of the legal expense was non-cash expense from the issuances of common stock.

Consulting expense was $175,582 compared to $516,396 for the years ended December 31, 2018 and 2017, respectively. In the prior year we granted 1,574,761 shares of common stock to consultants for total non-cash expense of $709,168, $173,282 of which was booked to prepaids as of December 31, 2017. In the current year we granted common stock to consultants for total non-cash expense of $175,282.

Officer compensation was $38,650 and $24,000 for the years ended December 31, 2018 and 2017, respectively, an increase of $14,650 or 61%. There was an increase to the monthly compensation for our CEO.

General and administrative expense was $36,249 and $24,857 for the years ended December 31, 2018 and 2017, respectively, an increase of $11,392 or 45.8%. The increase in the current period can be largely attributed to an increase in depreciation, development and other fee expense.

Net Loss

For the year ended December 31, 2018, we had a net loss of $412,702 as compared to a net loss of $653,965 for the year ended December 31, 2017. Our net loss was lower in the current period primarily due to a decrease in stock issued for services.

Liquidity and Capital Resources

Net cash used in operating activities was $111,560 for year ended December 31, 2018. During the year ended December 31, 2017 we used cash of $94,890 in operating activities.

We used $42,526 on the purchase of property and equipment, including $23,105 on tooling/molds and $16,963 on the purchase of an automobile.

We received a net total of $168,712 from financing activities for the year ended December 31, 2018, including $90,000 from the sale of common stock, and $72,000 from a convertible promissory note. We received $96,904 from shareholder loans for the year ended December 31, 2017

As of December 31, 2018, we owed $45,000 and $2,589 of principal and interest, respectively to Power Up Lending Group LTD. The note matures on July 9, 2019.

As of December 31, 2018, we owed $32,000 and $1,078 of principal and interest, respectively to LG Capital Funding LLC. The note matures on August 30, 2019.

On January 23, 2019, the Company issued a Convertible Promissory Note in favor of One44 Capital LLC (“One44”). The principal amount of the Note is $100,000 with an interest rate of 12% per annum. It becomes due and payable with accrued interest on January 23, 2020.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. At this point in time we do not expect any material impact on our financial statements as a result of adopting this standard.

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

 On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2018.

Spokane, Washington

March 28, 2019

REMSLEEP HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$16,640	$2,014
Prepaid expenses	2,000	173,282
Total current assets	18,640	175,296
Property and equipment, net	38,436	8,486

Total Assets	$57,076	$183,782

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$240,399	$239,878
Accrued compensation	-	2,850
Accrued interest	18,508	12,341
Accrued stock to be issued	-	194,068
Convertible Notes, net of discount of $33,759	43,241	-
Derivative Liability	96,110	-
Loan payable – related party	179,191	182,191
Loans payable	59,712	50,000

Total Liabilities	637,161	681,328

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 and 3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 4,315,894 and 3,610,751 shares issued and outstanding, respectively	4,316	3,611
Common stock to be issued	228,604	58,225
Additional paid in capital	584,017	424,938
Accumulated Deficit	(1,502,022)	(1,089,320)
TOTAL STOCKHOLDERS’ DEFICIT	(580,085)	(497,546)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,076	$183,782

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Operating Expenses:
Professional fees	$43,900	$86,212
Consulting	175,582	516,396
Officer compensation	38,650	24,000
General and administrative	36,249	24,857

Total operating expenses	294,381	651,465

Loss from operations	(294,381)	(651,465)

Other expense:
Interest expense	(6,875)	(2,500)
Discount amortization	(40,441)	-
Loss on issuance of convertible debt	(47,020)	-
Change in fair value of derivative	(23,985)	-
Total other expense	(118,321)	(2,500)

Loss before income taxes	(412,702)	(653,965)

Provision for income taxes	-	-

Net Loss	$(412,702)	$(653,965)

Net loss per share, basic and diluted	$(0.10)	$(0.19)

Weighted average common shares outstanding, basic and diluted	4,065,317	3,391,703

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2016	5,000,000	$105,000	3,273,111	$3,273	$-	$(31,599)	$(435,355)	$(358,681)
Cancellation of outstanding stock	(1,500,000)	-	(150,000)	(150)	-	150	-	-
Common stock issued for services	-	-	487,640	488	58,225	456,387	-	515,100
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(653,965)	(653,965)
Balance, December 31, 2017	3,500,000	105,000	3,610,751	3,611	58,225	424,938	(1,089,320)	(497,546)
Common stock sold for cash	-	-	477,143	477	-	89,523	-	90,000
Common stock issued for services	-	-	228,000	228	170,379	42,356		212,963
Beneficial Conversion feature	-	-	-	-	-	27,200	-	27,200
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	(412,702)	(412,702)
Balance, December 31, 2018	3,500,000	$105,000	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(412,702)	$(653,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,576	4,359
Stock based compensation	175,282	535,886
Change in fair value of derivative	23,985	-
Discount amortization	40,441	-
Loss on issuance of convertible debt	47,020	-
Changes in Operating Assets and Liabilities:
Accounts payable	520	13,480
Accrued officer compensation	(2,850)	2,850
Accrued interest	6,167	2,500
Prepaid expenses	(2,000)	-
Net cash used by operating activities	(111,561)	(94,890)

Cash Flows from Investing Activities:
Purchase of property and equipment	(42,526)	-
Net cash used by investing activities	(42,526)	-

Cash Flows from Financing Activities:
Proceeds/repayments – related party	(3,000)	96,904
Proceeds from loan payable	16,963	-
Repayment of loans	(7,250)	-
Proceeds from convertible notes payable	72,000	-
Proceeds from sale of common stock	90,000	-
Net cash provided by financing activities	168,713	96,904

Net increase in cash	14,626	2,014
Cash at beginning of the year	2,014	-
Cash at end of the year	$16,640	$2,014

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Loan payable for purchase of automobile	$16,936	$-

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2018

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	96,110	(23,985)
Total	$-	$-	$96,110	$(23,985)

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

Basic and Diluted Earnings Per Share

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

The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. At this point in time we do not expect any material impact on our financial statements as a result of adopting this standard.

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,502,022 at December 31, 2018, had a net loss of $412,702 and net cash used in operating activities of $111,560 for the year ended December 31, 2018. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2018	December 31, 2017
Furniture/fixtures	$14,904	$14,904
Office equipment	2,458	-
Automobile	16,963	-
Tooling/Molds	23,105	-
Less: accumulated depreciation	(18,994)	(6,418)
Fixed assets, net	$38,436	$8,486

Depreciation expense

Depreciation expense for the years ended December 31, 2018 and 2017 was $12,576 and $4,359, respectively.

NOTE 4 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of December 31, 2018, there is $14,841 of interest accrued on the loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month.

NOTE 5 - CONVERTIBLE NOTES

On July 9, 2018, the Company issued a Convertible Promissory Note in favor of Power Up Lending Group LTD (“Power Up”). The principal amount of the Note is $45,000 with an original issue discount of $3,000 and carries an interest rate of 12% per annum. It becomes due and payable with accrued interest on July 9, 2019. Power Up has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is a 39% discount to the average of the lowest two trading price for twenty days prior to the date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $89,020 based on the Black Scholes Merton pricing model and a corresponding debt discount of $42,000 to be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2018, the Company fair valued the derivative at $96,110. In addition, $21,575 of the debt discount has been amortized to interest expense.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	$89,020
Derivative loss due to mark to market adjustment	$7,090
Balance at December 31, 2018	$96,110

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2018 is as follows:

Inputs	December 31, 2018	Initial Valuation
Stock price	$.06	$.55
Conversion price	$.0244	$.244
Volatility (annual)	342.93%	261.04%
Risk-free rate	2.56%	2.34%
Years to maturity	.52	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management. The Company noted that there was no material difference between the results of the Black Scholes Pricing Model and that of the Binomial Option Pricing Model.

On August 30, 2018, the Company issued a Convertible Promissory Note in favor of LG Capital Funding LLC (“LG”). The principal amount of the Note is $32,000 with an original issue discount of $2,000 and carries an interest rate of 10% per annum. It becomes due and payable with accrued interest on August 30, 2019. During the first six months LG has the option to convert the Note plus accrued interest at a fixed price of $0.10 per share. After the 6-month anniversary, the Conversion Price shall be equal to 60% of the lowest closing bid price for the eighteen prior trading days including the day of conversion. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. If LG were to convert at the price of $0.10 they could convert the full $32,000 into 320,000 shares of common stock. Using the stock price on the date the note was issued of $.185 and the conversion price of $.10, the Company valued each share at $.085 for an additional expense of $27,200. The Company has accounted for the $27,200 has debt discount with a credit to additional paid in capital. The discount will be amortized over the term of the note. As of December 31, 2018, $13,659 has been amortized to interest expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on behalf of the Company and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and, 2017, the balance due on these loans is $179,191 and $182,191, respectively.

NOTE 7 - COMMON STOCK

On January 15, 2017, the Company issued, as compensation for services provided, 5,000 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $21,250. The $21,250 was recognized over the six-month term of the contract. As of December 31, 2017, all $21,250 has been expensed.

On March 6, 2017, the Company issued, as compensation for services provided, 32,500 common shares with a fair value of $4.25 ($0.2125 pre-split) for total non-cash expense of $138,125.

On June 15, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”), with the Secretary of State of the State of Nevada to affect a 1-for-20 reverse stock split of its common stock, whereby every twenty shares of existing common stock will be converted into one share of new common stock.

On April 1, 2017, the Company entered into a Fee Agreement with Frederick M. Lehrer to provide legal services to the Company. Per the terms of that agreement Mr. Lehrer was granted 5,000 shares of common stock with a fair value of $4.25 for total non-cash expense of $21,250. As of December 31, 2018, the shares have not yet been issued by the transfer agent; so therefore, have been credited to common stock to be issued.

On April 10, 2017, the Company issued, as compensation for services provided, 50,000 common shares with a fair value of $4.25 for total non-cash expense of $212,500.

In April 2017, with the agreement of the executive of the Company’s previous management, the Company cancelled 150,000 common shares that had been previously issued to him.

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

On November 16, 2017, the Company issued, as compensation for services provided, 1,087,261 common shares with a fair value of $0.2125 per share for total non-cash expense of $231,043. The expense is being recognized over the six-month term of the contract. As of December 31, 2017, $57,761 has been debited to consulting expense. In addition, as of December 31, 2017, the shares have not yet been issued; as a result, $36,975 has been credited to common stock to be issued and the remaining $194,068 to accruals. As of September 30, 2018, the shares were re-valued at $0.231 for a change in value of $16,895. In addition, $173,282 was amortized to stock for services expense and the accrual for stock to be issued was reclassed to common stock to be issued in equity, which was reduced $40,584 for the issuance of 178,000 shares by the transfer agent. As of December 31, 2018, the full amount has been amortized to stock compensation expense.

During the year ended December 31, 2018, the Company sold 477,143 shares of common stock for total cash proceeds of $90,000.

During the nine months ended September 30, 2018, the Company granted 1,760,000 shares of common stock for services at $0.25 per share for total non-cash expense of $440,000. Subsequent to the year ended December 31, 2018 all of the shares were returned. As the expense that was recorded was material to the financial statements, the fact that the services agreed upon were not performed and that all shares were returned to the Company, the previous $440,000 of expense that was recorded as of September 30, 2018, has been reversed as of December 31, 2018.

NOTE 8 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 par value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation and pays no dividend.

In April 2017, with the agreement of the executive of the Company’s previous management, the Company cancelled 1,500,000 Class A Preferred Shares that had been previously issued to him in 2015.

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

NOTE 9 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate is 21%.

The provision for Federal income tax consists of the following December 31:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$87,000	$137,000
Less: valuation allowance	(87,000)	(137,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2018	2017
Deferred tax asset attributable to:
Net operating loss carryover	$315,000	$229,000
Less: valuation allowance	(315,000)	(229,000)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $315,000 that maybe offset against future taxable income.  No tax benefit has been reported in the December 31, 2018 or 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2018 was a decrease of $50,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21% effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

Subsequent to December 31, 2018, PowerUp converted $7,940 into 303,053 shares of common stock.

On January 23, 2019, the Company issued a Convertible Promissory Note in favor of One44 Capital LLC (“One44”). The principal amount of the Note is $100,000 with an interest rate of 12% per annum. It becomes due and payable with accrued interest on January 23, 2020. Power Up has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is a 55% of the lowest two trading prices for twenty days prior to the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 26, 2018, Michael Gillespie & Associates, PLLC (“Gillespie”) was dismissed as the registrant’s independent registered public accountant.

On July 26, 2018, the registrant engaged Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting. Our Chief Executive Officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

●	maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

●	reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

●	reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2018.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2018, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	timely and accurate reconciliation of accounts

●	lack of segregation of duties

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2018, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	70	Chairman and Director
Tom Wood	73	Chief Executive Officer and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2018, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird	2018	$0	$0	$0	$0	$0	$0	$0	$0
(Chairman)	2017	$0	$0	$0	$0	$0	$0	$0	$0
Tom Wood	2018	$38,850	$0	$0	$0	$0	$0	$0	$38,850
(Executive Officer)	2017	$21,150	$0	$0	$0	$0	$0	$0	$21,150

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2018.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	1,219,494	26.4%
Tom Wood, CEO (4)	969,494	21.0%
All Officers and Directors as a Group (2 persons)	2,188,988	47.4%

(1)	Beneficial ownership is calculated based on 4,618,947 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep, 37 North Orange Ave., Suite 609, Orlando, FL 32789.

(3)	Russell Bird also owns 1,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

(4)	Tom Wood also owns 2,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on our behalf and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and, 2017, the balance due on these loans is $179,191 and $182,191, respectively.

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

The aggregate fees billed for professional services rendered by our former auditor Michael Gillespie & Associates, PLLC for the audit and review of our financial statements for the fiscal year ended December 31, 2017 amounted to $13,400 and $5,500, respectively.

The aggregate fees billed for professional services rendered by our current auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2018 and amounted to $5,000.

Audit-Related Fees

During the fiscal years ended December 31, 2017 and 2018 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2018 and 2017 was $0.

All Other Fees

During the fiscal years ended December 31, 2018 and 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of REMSleep Holdings, Inc., are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a) (3) Exhibits

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
10.1	Convertible Promissory Note with PowerUp Lending Group LTD, dated July 9, 2018	X
10.2	Convertible Promissory Note with LG Capital Funding, LLC, dated August 31, 2018	X
10.3	Convertible Promissory Note with ONE44 Capital LLC, dated January 23, 2019	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	March 28, 2019

By:	/s/ Russell Bird
Russell Bird
Chairman

Date:	March 28, 2019