Form 10-Q
period 2019-03-31
RemSleep Holdings Inc.
filed 2019-05-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

637 N. Orange Ave, Suite 609, Orlando, FL 32789

(Address of principal executive offices) (Zip Code)

912-590-2001

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No. ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	RMSL	OTC Markets - Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of May 12, 2019, there were 10,220,931 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash	$44,352	$16,640
Prepaid expenses	7,334	2,000
Total current assets	51,686	18,640
Property and equipment, net	61,524	38,436

Total Assets	$113,210	$57,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$248,882	$240,399
Accrued compensation	3,500	-
Accrued interest	23,042	18,508
Accrued interest – related party	5,523	-
Convertible Notes, net of discount of $94,806 and $33,759	66,389	43,241
Derivative Liability	648,433	96,110
Loan payable – related party	179,191	179,191
Loans payable	58,940	59,712
Total Current Liabilities	1,233,900	637,161

Total Liabilities	1,233,900	637,161

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, no par value, 5,000,000 shares authorized, 3,500,000 and 3,500,000 issued and outstanding, respectively	105,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 5,839,185 and 4,315,894 shares issued and outstanding, respectively	5,839	4,316
Common stock to be issued	228,604	228,604
Additional paid in capital	633,621	584,017
Accumulated Deficit	(2,093,754)	(1,502,022)
TOTAL STOCKHOLDERS’ DEFICIT	(1,120,690)	(580,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,210	$57,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Operating Expenses:
Professional fees	$15,500	$16,150
Consulting	-	117,521
Compensation expense – related party	18,000	6,000
General and administrative	16,369	4,939

Total operating expenses	49,869	144,610

Loss from operations	(49,869)	144,610

Other expenses:
Interest expense	(10,487)	(616)
Discount amortization	(43,953)	-
Loss on issuance of convertible debt	(125,709)	-
Change in fair value of derivative	(361,714)	(16,895)
Total other expense	(541,863)	(17,511)

Loss before income taxes	(591,732)	(162,121)

Provision for income taxes	-	-

Net Loss	$(591,732)	$(162,121)

Net loss per share, basic and diluted	$(0.12)	$(0.04)

Weighted average common shares outstanding, basic and diluted	4,736,389	3,678,577

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	3,500,000	105,000	3,610,751	3,611	58,225	424,938	(1,089,320)	(497,546)
Common stock sold for cash	-	-	327,143	327	-	77,173	-	77,500
Common stock issued for services	-	-	-	-	210,963	-	-	210,963
Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	(412,702)	(412,702)
Balance, March 31, 2018	3,500,000	$105,000	3,937,894	$3,938	$269,188	$502,111	$(1,502,022)	$(621,785)

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	3,500,000	105,000	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)
Common stock issued for conversion of debt	-	-	1,523,291	1,523	-	49,604	-	51,127
Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	(591,732)	(591,732)
Balance, March 31, 2019	3,500,000	$105,000	5,839,185	$5,839	$228,604	$633,621	$(2,093,754)	$(1,120,690)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(591,732)	$(162,121)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,402	516
Stock compensation expense	-	115,521
Change in fair value of derivative	361,714	16,895
Discount amortization	43,953	-
Loss on issuance of convertible debt	125,709	-
Changes in Operating Assets and Liabilities
Prepaids	(5,334)	-
Accounts Payable	8,484	3,020
Accrued officer compensation	3,500	(1,700)
Accrued interest	4,755	616
Accrued interest – related party	5,523	-
Net cash used in operating activities	(42,026)	(27,253)

Cash Flows from Investing Activities:
Purchase of equipment	(24,490)	-
Net Cash used in investing activities	(24,490)	-

Cash Flows from Financing Activities:
Proceeds/repayments – related party	-	-
Repayment of loans	(772)	-
Proceeds from convertible notes payable	95,000	-
Proceeds from sale of common stock	-	77,500
Net cash provided by financing activities	94,228	77,500

Net increase in cash	27,712	50,247
Cash at beginning of the period	16,640	2,015
Cash at end of the period	$44,352	$52,261

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$16,026	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1 - BACKGROUND

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2018. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2019 and the results of its operations and cash flows for the three months, then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2019.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$648,433	$(361,714)

December 31, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$96,110	$(23,985)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,093,754 at March 31, 2019, had a net loss of $591,732 and net cash used in operating activities of $42,026 for the three months ended March 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2019	December 31, 2018
Equipment	$14,904	$14,904
Office equipment	2,458	2,458
Automobile	16,963	16,963
Tooling / Molds	47,595	23,105
Less: accumulated depreciation	(20,396)	(18,994)
Fixed assets, net	$61,524	$38,436

Depreciation expense

Depreciation expense for the three months ended March 31, 2019 and 2018 was $1,402 and $516, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of March 31, 2019, there is $45,000 and $15,471 of principal and interest due on this loan. As of December 31, 2018, there is $45,000 and $14,841 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963 The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of March 31, 2019, the balance on this loan is $13,940.

NOTE 6 - CONVERTIBLE NOTES

On July 9, 2018, the Company issued a Convertible Promissory Note in favor of Power Up Lending Group LTD (“Power Up”). The principal amount of the Note is $45,000 with an original issue discount of $3,000 and carries an interest rate of 12% per annum. It becomes due and payable with accrued interest on July 9, 2019. Power Up has the option to convert the Note plus accrued interest into common shares of the Company, after 180 days. The conversion rate is a 39% discount to the average of the lowest two trading price for twenty days prior to the date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $89,020 based on the Black Scholes Merton pricing model and a corresponding debt discount of $42,000 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2019, the Company fair valued the derivative at $116,978. In addition, $29,671 of the debt discount has been amortized to interest expense. The Company noted that calculations using the Black Scholes model are materially consistent with those of the Binomial model.

On August 30, 2018, the Company issued a Convertible Promissory Note in favor of LG Capital Funding LLC (“LG”). The principal amount of the Note is $32,000 with an original issue discount of $2,000 and carries an interest rate of 10% per annum. It becomes due and payable with accrued interest on August 30, 2019. During the first six months LG has the option to convert the Note plus accrued interest at a fixed price of $0.10 per share. After the 6-month anniversary, the Conversion Price shall be equal to 60% of the lowest closing bid price for the eighteen prior trading days including the day of conversion. The Company accounted for the initial conversion feature as a beneficial conversion feature. A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share fair value of the underlying stock into which it is convertible. If LG were to convert at the price of $0.10 they could convert the full $32,000 into 320,000 shares of common stock. Using the stock price on the date the note was issued of $.185 and the conversion price of $.10, the Company valued each share at $.085 for an additional expense of $27,200. The Company has accounted for the $27,200 has debt discount with a credit to additional paid in capital. The discount was fully amortized as of March 31, 2019. After the 6-month anniversary, the Company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $36,331 based on the Black Scholes Merton pricing model. As of March 31, 2019, the Company fair valued the derivative at $98,138. The Company noted that calculations using the Black Scholes model are materially consistent with those of the Binomial model.

On January 23, 2019, the Company issued a Convertible Promissory Note in favor of ONE44 Capital LLC (“One44”). The principal amount of the Note is $100,000 and carries an interest rate of 12% per annum. It becomes due and payable with accrued interest on January 23, 2020. One44 has the option to convert the Note plus accrued interest into common shares of the Company, at any time. The conversion rate is a 55% discount to the lowest trading price for twenty days prior to the date of conversion. The company bifurcated the conversion feature and accounted for it as a derivative liability. The Company recorded the derivative liability at its fair value of $189,378 based on the Black Scholes Merton pricing model and a corresponding debt discount of $100,000 to be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2019, the Company fair valued the derivative at $433,316. In addition, $23,356 of the debt discount has been amortized to interest expense. The Company noted that calculations using the Black Scholes model are materially consistent with those of the Binomial model.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	89,020
Derivative loss due to mark to market adjustment	7,090
Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	225,709
Decrease to derivative due to conversion	(35,100)
Derivative loss due to mark to market adjustment	361,714
Balance at March 31, 2019	$648,433

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 is as follows:

Inputs	March 31, 2019	Initial Valuation
Stock price	$.0245	$.55 - .032
Conversion price	$.006	$.244 - .0055
Volatility (annual)	207.28 – 373.79%	261.04% - 353.43
Risk-free rate	2.4%	2.34% - 2.58
Years to maturity	.27 - .82	1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, non-interest bearing and due on demand. As of March 31, 2019 and December 31, 2018, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due will accrue interest at 12.5%. As of March 31, 2019, total accrued interest is $5,523.

The Company executed an employment agreement with its CEO, Tom Wood, on January 1, 2018. Per the terms of the agreement Mr. Wood is to be compensated $3,000 per month. The agreement expired on January 2, 2019; however, that Company will renew the agreement for another year.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $3,000 per month.

NOTE 8 - COMMON STOCK

During the three months ended March 31, 2019, PowerUp converted $11,435 of principal into 939,138 shares of common stock.

During the three months ended March 31, 2019, LG Capital converted $4,370 and $221 of principal and interest, respectively, into 584,153 shares of common stock.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

Subsequent to March 31, 2019, PowerUp converted $21,740 into 2,836,769 shares of common stock.

Subsequent to March 31, 2019, LG Capital converted $8,560 and $592, of principal and interest, respectively, into 1,544,977 shares of common stock.

On May 3, 2019, the Company issued a Convertible Promissory Note in favor of Odyssey Capital. The principal amount of the Note is $100,000 (less $5,000 for fees) and carries an interest rate of 12% per annum. The note matures on May 2, 2020 and is convertible into shares of common stock at any time at a 55% discount to the lowest trade in the twenty days preceding the conversion.

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

Results of Operations

The three months ended March 31, 2019 compared to the three months ended March 31, 2018

Professional fees were $15,500 compared to $16,150 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $650, or 4%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to lower legal expense.

Consulting expense was $0 compared to $117,521 for the three months ended March 31, 2019 and 2018, respectively. In the prior period we recognized $115,521 of non-cash stock compensation expense. There was no consulting expense incurred in the current period.

Compensation expense was $18,000 and $6,000 for the three months ended March 31, 2019 and 2018, respectively, an increase of $12,000. The increase is due to an increase in monthly compensation to our CEO and Chairman.

General and administrative expense was $16,369 and $4,939 for the three months ended March 31, 2019 and 2018, respectively, an increase of $11,430, or 231.4%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the three months ended March 31, 2019, was $541,863. Other expense includes $43,953 of debt discount amortization, a $125,709 loss on the issuance of convertible debt and a loss in the change of fair value of $361,714. These are all expenses related to convertible debt. We also incurred $10,487 of interest expense. In the prior period we had $616 of interest expense and a loss in the change of fair value of $16,895.

Net Loss

For the three months ended March 31, 2019, we had a net loss of $591,732 as compared to a net loss of $162,121 for the three months ended March 31, 2018. Our net loss was higher in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2019 was $42,026 as compared to $27,253 cash used in operating activities for the three months ended March 31, 2018.

Cash Flows from Investing

Cash used in investing activities for the three months ended March 31, 2019 was $24,490 as compared to $0 of cash used in investing activities for the three months ended March 31, 2018.

Cash Flows from Financing

For the three months ended March 31, 2019, we received $95,000 from the issuance of convertible debt and repaid $772 on our auto loan. For the three months ended March 31, 2018, we received $77,500 from the sale of common stock.

As of March 31, 2018, we owe $161,195 to our convertible debt holders.

Going Concern

As of March 31, 2019, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Note 2 to the Financial Statements describes the significant accounting policies and methods used in the preparation of the Financial Statements. Estimates are used for, but not limited to, contingencies and taxes.  Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of March 31, 2019. Such material weaknesses include a lack of segregation of duties and timely and accurate reconciliation of accounts.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, PowerUp converted $11,435 of principal into 939,138 shares of common stock.

During the three months ended March 31, 2019, LG Capital converted $4,370 and $221 of principal and interest, respectively, into 584,153 shares of common stock.

Subsequent to March 31, 2019, PowerUp converted $21,740 into 2,836,769 shares of common stock.

Subsequent to March 31, 2019, LG Capital converted $8,560 and $592, of principal and interest, respectively, into 1,544,977 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS CORP.

Date: May 15, 2019	By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer/ Principal Financial Officer/Director