Form 10-Q
period 2019-06-30
RemSleep Holdings Inc.
filed 2019-08-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RMSL	OTC Markets - Pink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of August 9, 2019, there were 66,336,693 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$181,763	$16,640
Prepaid expenses	18,719	2,000
Total current assets	200,482	18,640

Other asset	10,000	-
Property and equipment, net	62,559	38,436

Total Assets	$273,041	$57,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$240,754	$240,399
Accrued compensation	14,500	-
Accrued interest	24,770	18,508
Accrued interest – related party	11,107	-
Convertible Notes, net of discount of $241,950 and $33,759	69,490	43,241
Derivative Liability	746,695	96,110
Loan payable – related party	179,191	179,191
Loans payable	58,157	59,712
Total Current Liabilities	1,344,664	637,161

Total Liabilities	1,344,664	637,161

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, no par value, 5,000,000 shares authorized, 4,000,000 and 3,500,000 issued and outstanding, respectively	125,000	105,000
Series B preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, no par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 66,030,419 and 4,315,894 shares issued and outstanding, respectively	66,030	4,316
Common stock to be issued	-	228,604
Additional paid in capital	3,177,857	584,017
Accumulated Deficit	(4,440,510)	(1,502,022)
TOTAL STOCKHOLDERS’ DEFICIT	(1,071,623)	(580,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$273,041	$57,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Operating Expenses:
Professional fees	$9,900	$19,950	$25,400	$36,100
Consulting	17,720	266,278	17,720	383,799
Compensation – related party	2,044,000	12,000	2,062,000	18,000
General and administrative	17,759	8,762	34,128	13,701

Total operating expenses	2,089,379	306,990	2,139,248	451,600

Loss from operations	(2,089,379)	(306,990)	(2,139,248)	(451,600)

Other expenses:
Interest expense	(11,678)	(623)	(22,165)	(1,239)
Discount amortization	(58,106)	-	(102,059)	-
Loss on issuance of convertible debt	(925,498)	-	(1,051,207)	-
Change in fair value	737,905	-	376,191	(16,895)
Total other expense	(257,377)	(623)	(799,240)	(18,134)

Loss before income taxes	(2,346,756)	(307,613)	(2,938,488)	(469,734)

Provision for income taxes	-	-	-	-

Net Loss	$(2,346,756)	$(307,613)	$(2,938,488)	$(469,734)

Basic and fully diluted net loss per share	$(0.11)	$(0.05)	$(0.22)	$(0.10)

Weighted average common shares outstanding, basic and diluted	20,993,944	5,759,828	13,108,972	4,666,617

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	3,500,000	$105,000	3,610,751	$3,611	$58,225	$424,938	$(1,089,320)	$(497,546)
Common stock sold for cash	-	-	327,143	327	-	77,173	-	77,500
Common stock issued for services	-	-	-	-	210,963	-	-	210,963
Net loss	-	-	-	-	-	-	(162,121)	(162,121)
Balance, March 31, 2018	3,500,000	105,000	3,937,894	3,938	269,188	502,111	(1,251,441)	(371,204)
Common stock issued	-	-	178,000	178	(40,584)	40,406	-	-
Net loss	-	-	-	-	-	-	(307,613)	(307,613)
Balance, June 30, 2018	3,500,000	$105,000	4,115,894	$4,116	$228,604	$542,517	$(1,559,054)	$(678,817)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	3,500,000	$105,000	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)
Common stock issued for conversion of debt	-	-	1,523,291	1,523	-	49,604	-	51,127
Net loss	-	-	-	-	-	-	(591,732)	(591,732)
Balance, March 31, 2019	3,500,000	105,000	5,839,185	5,839	228,604	633,621	(2,093,754)	(1,120,690)
Common stock issued for services – related party	-	-	50,000,000	50,000	-	1,950,000	-	2,000,000
Preferred stock issued for services - related party	500,000	20,000	-	-	-	-	-	20,000
Common stock issued for services			1,309,260	1,309	(228,604)	244,615	-	17,320
Common stock issued for conversion of debt	-	-	8,881,974	8,882	-	307,768	-	316,650
Warrants issued with convertible debt	-	-	-	-	-	41,853	-	41,853
Net loss	-	-	-	-	-	-	(2,346,756)	(2,346,756)
Balance, June 30, 2019	4,000,000	$125,000	66,030,419	$66,030	$-	$3,177,857	$(4,440,510)	$(1,071,623)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,938,488)	$(469,734)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,804	1,032
Stock compensation expense	17,320	383,499
Stock compensation expense – related party	2,020,000	-
Change in fair value of derivative	(376,191)	16,895
Discount amortization	102,059	-
Loss on issuance of convertible debt	1,051,207	-
Changes in Operating Assets and Liabilities
Prepaids	(3,914)	-
Other asset	(10,000)	-
Accounts Payable	356	3,256
Accrued compensation – related party	14,500	(500)
Accrued interest	10,845	1,239
Accrued interest – related party	11,107	-
Net cash used in operating activities	(98,395)	(64,313)

Cash Flows from Investing Activities:
Purchase of equipment	(26,927)	(6,648)
Net Cash used in investing activities	(26,927)	(6,648)

Cash Flows from Financing Activities:
Repayment of loans	(1,555)	(8,000)
Proceeds from convertible notes payable	292,000	-
Proceeds from sale of common stock	-	77,500
Net cash provided by financing activities	290,445	69,500

Net increase (decrease) in cash	165,123	(1,461)
Cash at beginning of the period	16,640	2,014
Cash at end of the period	$181,763	$553

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$80,395	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2018. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2019 and the results of its operations and cash flows for the three months, then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2019.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$746,695	$376,191

December 31, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$96,110	$(23,985)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,440,510 at June 30, 2019, had a net loss of $2,938,488 ($2,814,395 of which was non-cash expense for stock issued for services and convertible debt derivatives) and net cash used in operating activities of $98,395 for the six months ended June 30, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2019	December 31, 2018
Equipment	$14,904	$14,904
Office equipment	2,458	2,458
Automobile	16,979	16,963
Tooling / Molds	50,016	23,105
Less: accumulated depreciation	(21,798)	(18,994)
Fixed assets, net	$62,559	$38,436

Depreciation expense

Depreciation expense for the six months ended June 30, 2019 and 2018 was $2,804 and $1,032, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of June 30 2019, there is $45,000 and $16,101 of principal and interest due on this loan. As of December 31, 2018, there is $45,000 and $14,841 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963 The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of June 30, 2019, the balance on this loan is $13,157.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of June 30, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions	Balance June 30, 2019
PowerUp Lending Group LTD	7/9/18	7/9/19	12%	$45,000	$-	$(45,000)	$-
LG Capital Funding LLC	8/30/18	8/30/2019	10%	32,000	-	(26,310)	5,690
ONE44 Capital LLC	1/23/2019	1/23/2020	12%	-	100,000	(4,500)	95,500
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	-	100,000	-	100,000
Armada Investment Fund LLC	5/30/2020	2/29/2020	12%	-	36,750	-	36,750
BHP Capital NY Inc.	5/30/2020	2/29/2020	12%	-	36,750	-	36,750
Jefferson Street Capital LLC	5/30/2020	2/29/2020	12%	-	36,750	-	36,750
			Total	$77,000	$310,250	$75,810	$311,440
		Less debt discount		(33,759)			(241,950)
				$43,241			$69,490

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	89,020
Derivative loss due to mark to market adjustment	7,090
Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,314,354
Decrease to derivative due to conversion	(287,578)
Derivative loss due to mark to market adjustment	(376,191)
Balance at June 30, 2019	$746,695

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2019 is as follows:

Inputs	June 30, 2019	Initial Valuation
Stock price	$.0433	$.55 - .0248
Conversion price	$.006 - .0186	$.244 - .0055
Volatility (annual)	402.56 – 487.05%	261.04% - 410.61
Risk-free rate	2.09% - 2.4%	2.34% - 2.58
Years to maturity	.25 - .84	.75 - 1

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, non-interest bearing and due on demand. As of June 30, 2019 and December 31, 2018, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due will accrue interest at 12.5%. As of June 30, 2019, total accrued interest is $11,107.

The Company executed an employment agreement with its CEO, Tom Wood, on January 1, 2018. Per the terms of the agreement Mr. Wood is to be compensated $3,000 per month. The agreement expired on January 2, 2019. The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expires on April 1, 2020.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $3,000 per month.

On June 14, 2019, the Company granted 25,000,000 shares each to Mr. Wood and Mr. Bird for services provided. The shares were valued at $0.04, the closing stock price on the date of grant, for total non-cash compensation expense of $2,000,000.

On June 14, 2019, the Company granted 500,000 shares of Series A preferred stock to Mr. Bird for services provided. The shares were valued at $0.04, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $20,000. The closing price for common stock was deemed an acceptable method for valuation as one share of preferred is convertible into one share of common.

NOTE 8 - COMMON STOCK

During the six months June 30, 2019, PowerUp Lending Group LTD converted $45,000 of principal into 5,599,447 shares of common stock.

During the six months June 30, 2019, LG Capital Funding LLC converted $26,310 and $1,689 of principal and interest, respectively, into 4,050,340 shares of common stock.

During the six months June 30, 2019, One44 Capital LLC converted $4,500 and $195 of principal and interest, respectively, into 755,477 shares of common stock.

During the six months June 30, 2019, the Company granted 400,000 shares of common stock for services. The shares were valued at $0.04, the closing stock price on the date of grant, for total non-cash expense of $17,320. In addition, 909,261 shares were issued by the transfer agent for stock granted in a prior period. The stock was debited to common stock to be issued for $228,604.

See Note 7 for stock issued to related parties.

NOTE 9 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 Class A preferred shares, $0.001 par value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation, pays no dividend and is convertible to common stock for one shares of common for one share of preferred.

See Note 7 for preferred stock issued to a related party.

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

NOTE 10 - WARRANTS

On May 30, 2019, the Company issued 1,500,000 warrants in conjunction with convertible debt. The warrants are exercisable for 3 years at $0.045 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	1,500,000
Exercise Price	$0.045
Term	3 years
Volatility	406%
Risk Free Interest Rate	2.0%
Fair Value	$41,853

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $41,853, accounted for in additional paid in capital.

Activity for the six months ended June 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2018	-	$-	-
Granted	1,500,000	0.045	2.90
Expired	-	-	-
Exercised	-	-	-
Exercisable at June 30, 2018	1,500,000	$0.045	2.90

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other then the following.

Subsequent to June 30, 2019, LG Capital converted $5,690 and $466, of principal and interest, respectively, into 306,274 shares of common stock.

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

Results of Operations

The three months ended June 30, 2019 compared to the three months ended June 30, 2018

Professional fees were $9,900 compared to $19,950 for the three months ended June 30, 2019 and 2018, respectively, a decrease of $10,050, or 50%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to lower audit and legal expense.

Consulting expense was $17,720 compared to $266,278 for the three months ended June 30, 2019 and 2018, respectively. A majority of the consulting expense is due to the granting of common stock. In the current period there was a significant decrease in the number of shares issued for consulting services, thus decreasing the expense.

Compensation expense was $2,044,000 and $12,000 for the three months ended June 30, 2019 and 2018, respectively. In the current period we issued 25,000,000 shares each to both our Chairman and CEO for services for total non-cash expense of $2,000,000. We also issued our Chairman 500,000 shares of series A preferred stock for total non-cash compensation expense of $20,000.

General and administrative expense was $17,759 and $8,762 for the three months ended June 30, 2019 and 2018, respectively, an increase of $8,999, or 102.6%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the three months ended June 30, 2019, was $257,377. Other expense includes $58,106 of debt discount amortization, a $925,498 loss on the issuance of convertible debt and a gain in the change of fair value of $737,905. These are all expenses related to convertible debt. We also incurred $11,678 of interest expense. In the prior period we had $623 of interest expense.

Net Loss

For the three months ended June 30, 2019, we had a net loss of $2,346,756 as compared to a net loss of $307,613 for the three months ended June 30, 2018. Our net loss was higher in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

The six months ended June 30, 2019 compared to the six months ended June 30, 2018

Professional fees were $25,400 compared to $36,100 for the six months ended June 30, 2019 and 2018, respectively, a decrease of $10,700, or 29.6%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to lower audit and legal expense.

Consulting expense was $17,720 compared to $383,799 for the six months ended June 30, 2019 and 2018, respectively. A majority of the consulting expense is due to the granting of common stock. In the current period there was a significant decrease in the number of shares issued for consulting services, thus decreasing the expense.

Compensation expense was $2,062,000 and $18,000 for the six months ended June 30, 2019 and 2018, respectively. In the current period we issued 25,000,000 shares each to both our Chairman and CEO for services for total non-cash expense of $2,000,000. We also issued our Chairman 500,000 shares of series A preferred stock for total non-cash compensation expense of $20,000.

General and administrative expense was $34,128 and $13,701 for the six months ended June 30, 2019 and 2018, respectively, an increase of $20,427, or 149%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the six months ended June 30, 2019, was $799,240. Other expense includes $102,059 of debt discount amortization, a $1,051,207 loss on the issuance of convertible debt and a loss in the change of fair value of $376,191. These are all expenses related to convertible debt. We also incurred $22,165 of interest expense. In the prior period we had $1,239 of interest expense and a loss in the change of fair value of $16,895.

Net Loss

For the six months ended June 30, 2019, we had a net loss of $2,938,488 as compared to a net loss of $469,734 for the six months ended June 30, 2018. Our net loss was higher in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2019 was $98,395 as compared to $64,313 cash used in operating activities for the six months ended June 30, 2018.

Cash Flows from Investing

Cash used in investing activities for the six months ended June 30, 2019 was $26,927 as compared to $6,648 of cash used in investing activities for the six months ended June 30, 2018.

Cash Flows from Financing

For the six months ended June 30, 2019, we received $292,000 from the issuance of convertible debt and repaid $1,556 on our auto loan. For the six months ended June 30, 2018, we received $77,500 from the sale of common stock and repaid $8,000 on other loan payables.

As of June 30, 2019, we owe $311,440 to our convertible debt holders.

Going Concern

As of June 30, 2019, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as of June 30, 2019. Such material weaknesses include a lack of segregation of duties and timely and accurate reconciliation of accounts.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months June 30, 2019, PowerUp Lending Group LTD converted $45,000 of principal into 5,599,447 shares of common stock.

During the six months June 30, 2019, LG Capital Funding LLC converted $26,310 and $1,689 of principal and interest, respectively, into 4,050,340 shares of common stock.

During the six months June 30, 2019, One44 Capital LLC converted $4,500 and $195 of principal and interest, respectively, into 755,477 shares of common stock.

During the six months June 30, 2019, the Company granted 400,000 shares of common stock for services. The shares were valued at $0.04, the closing stock price on the date of grant, for total non-cash expense of $17,320. In addition, 909,261 shares were issued by the transfer agent for stock granted in a prior period. The stock was debited to common stock to be issued for $228,604.

On June 14, 2019, the Company granted 25,000,000 shares each to Mr. Wood and Mr. Bird for services provided. The shares were valued at $0.04, the closing stock price on the date of grant, for total non-cash compensation expense of $2,000,000.

Subsequent to June 30, 2019, LG Capital converted $5,690 and $466, of principal and interest, respectively, into 306,274 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

16

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

REMSLEEP HOLDINGS CORP.

Date: August 15, 2019	By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer/ Principal Financial Officer/Director