Form 10-Q
period 2019-09-30
RemSleep Holdings Inc.
filed 2019-11-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of November 14, 2019, there were 80,321,974 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$101,687	$16,640
Prepaid expenses	11,895	2,000
Total current assets	113,582	18,640

Other asset	10,000	-
Property and equipment, net	73,692	38,436

Total Assets	$197,274	$57,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$240,607	$240,399
Accrued compensation	15,300	-
Accrued interest	29,500	18,508
Accrued interest – related party	16,753	-
Convertible Notes, net of discount of $127,595 and $33,759	122,658	43,241
Derivative Liability	435,129	96,110
Loan payable – related party	179,191	179,191
Loans payable	57,362	59,712
Total Current Liabilities	1,096,500	637,161

Total Liabilities	1,096,500	637,161

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 3,500,000 issued and outstanding, respectively	125,000	105,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $.001 par value, 1,000,000,000 shares authorized, 73,139,165 and 4,315,894 shares issued and outstanding, respectively	73,139	4,316
Common stock to be issued	-	228,604
Additional paid in capital	3,420,293	584,017
Accumulated Deficit	(4,517,658)	(1,502,022)
TOTAL STOCKHOLDERS’ DEFICIT	(899,226)	(580,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,274	$57,076

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Operating Expenses:
Professional fees	$10,250	$5,650	$35,650	$41,750
Consulting	37,000	220,000	54,720	603,799
Compensation – related party	21,000	9,000	2,083,000	27,000
General and administrative	44,190	8,289	78,318	21,990

Total operating expenses	112,440	242,939	2,251,688	694,539

Loss from operations	(112,440)	(242,939)	(2,251,688)	(694,539)

Other income (expense):
Interest expense	(15,179)	(2,130)	(37,344)	(3,369)
Discount amortization	(114,358)	(14,936)	(216,417)	(14,936)
Loss on issuance of convertible debt	-	(47,020)	(1,051,207)	(47,020)
Change in fair value	164,829	(41,894)	541,020	(58,789)
Total other expense	35,292	(105,980)	(763,948)	(124,114)

Loss before income taxes	(77,148)	(348,919)	(3,015,636)	(818,653)

Provision for income taxes	-	-	-	-

Net Loss	$(77,148)	$(348,919)	$(3,015,636)	$(818,653)

Basic and fully diluted net loss per share	$(0.00)	$(0.06)	$(0.10)	$(0.16)

Weighted average common shares outstanding, basic and diluted	68,378,850	5,970,460	31,734,718	5,144,683

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	3,500,000	$105,000	3,610,751	$3,611	$58,225	$424,938	$(1,089,320)	$(497,546)
Common stock sold for cash	-	-	327,143	327	-	77,173	-	77,500
Common stock issued for services	-	-	-	-	210,963	-	-	210,963
Net loss	-	-	-	-	-	-	(162,121)	(162,121)
Balance, March 31, 2018	3,500,000	105,000	3,937,894	3,938	269,188	502,111	(1,251,441)	(371,204)
Common stock issued	-	-	178,000	178	(40,584)	40,406	-	-
Net loss	-	-	-	-	-	-	(307,613)	(307,613)
Balance, June 30, 2018	3,500,000	105,000	4,115,894	4,116	228,604	542,517	(1,559,054)	(678,817)
Common stock sold for cash	-	-	150,000	150	-	12,350	-	12,500
Net loss	-	-	-	-	-	-	(348,919)	(348,919)
Balance, September 30, 2018	3,500,000	$105,000	4,265,894	$4,266	$228,604	$554,867	$(1,907,973)	$(1,015,236)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	3,500,000	$105,000	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)
Common stock issued for conversion of debt	-	-	1,523,291	1,523	-	49,604	-	51,127
Net loss	-	-	-	-	-	-	(591,732)	(591,732)
Balance, March 31, 2019	3,500,000	105,000	5,839,185	5,839	228,604	633,621	(2,093,754)	(1,120,690)
Common stock issued for services – related party	-	-	50,000,000	50,000	-	1,950,000	-	2,000,000
Preferred stock issued for services - related party	500,000	20,000	-	-	-	-	-	20,000
Common stock issued for services			1,309,260	1,309	(228,604)	244,615	-	17,320
Common stock issued for conversion of debt	-	-	8,881,974	8,882	-	307,768	-	316,650
Warrants issued with convertible debt	-	-	-	-	-	41,853	-	41,853
Net loss	-	-	-	-	-	-	(2,346,756)	(2,346,756)
Balance, June 30, 2019	4,000,000	125,000	66,030,419	66,030	-	3,177,857	(4,440,510)	(1,071,623)
Common stock issued for conversion of debt	-	-	6,108,746	6,109	-	206,436	-	212,545
Common stock issued for services	-	-	1,000,000	1,000	-	36,000	-	37,000
Net loss	-	-	-	-	-	-	(77,148)	(77,148)
Balance, September 30, 2019	4,000,000	$125,000	73,139,165	$73,139	$-	$3,420,293	$(4,517,658)	$(899,226)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,015,636)	$(818,653)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	9,075	1,723
Stock compensation expense	54,320	603,499
Stock compensation expense – related party	2,020,000	-
Change in fair value of derivative	(541,020)	58,789
Discount amortization	216,417	14,936
Loss on issuance of convertible debt	1,051,207	47,020
Changes in Operating Assets and Liabilities
Prepaids	2,910	(2,200)
Accounts Payable	209	4,520
Accrued compensation – related party	15,300	(2,500)
Accrued interest	20,193	-
Accrued interest – related party	16,753	3,370
Net cash used in operating activities	(150,272)	(89,496)

Cash Flows from Investing Activities:
Purchase of equipment	(44,331)	(25,563)
Other asset	(10,000)	-
Net Cash used in investing activities	(54,331)	(25,563)

Cash Flows from Financing Activities:
Repayment of loans – related party	-	(3,000)
Repayment of loans	(2,350)	(5,000)
Proceeds from convertible notes payable	292,000	72,000
Proceeds from sale of common stock	-	90,000
Net cash provided by financing activities	289,650	154,000

Net increase in cash	85,047	38,941
Cash at beginning of the period	16,640	2,014
Cash at end of the period	$101,687	$40,955

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$146,202	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 - BACKGROUND

Business Activity

REMSleep Holdings, Inc.,(the “Company”) was incorporated in the State of Nevada on June 6, 2007. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company – to develop and distribute products to help people affected by sleep apnea. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of REMSleep LLC in exchange for 50,000,000 common shares of REMSleep Holdings, Inc.’s stock, at which time REMSleep LLC became our wholly-owned subsidiary and adopted their business of developing and distributing our sleep apnea products. On January 5, 2015, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2018. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2019 and the results of its operations and cash flows for the three months, then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2019.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$435,129	$541,020

December 31, 2018:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$96,110	$(23,985)

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,517,678 at September 30, 2019, had a net loss of $3,015,636 for the nine months ended September 30, 2019, ($2,807,233 of which was non-cash expense for stock issued for services and issuance and fair valuation of convertible debt derivatives) and net cash used in operating activities of $160,272 for the nine months ended September 30, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2019	December 31, 2018
Equipment	$14,904	$14,904
Office equipment	4,774	2,458
Automobile	16,963	16,963
Tooling / Molds	65,120	23,105
Less: accumulated depreciation	(28,069)	(18,994)
Fixed assets, net	$73,692	$38,436

Depreciation expense

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $9,075 and $1,723, respectively. Depreciation expense for the three months ended September 30, 2019 and 2018 was $6,271 and $691, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. While the Company was under previous management the loans were removed from the books in Q1 of 2015. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. The $50,000 plus $7,341 was booked to retained earnings in 2016 as a correction of an error. As of September 30, 2019, there is $45,000 and $16,731 of principal and interest due on this loan. As of December 31, 2018, there is $45,000 and $14,841 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963 The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of September 30, 2019, the balance on this loan is $12,362.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of September 30, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions	Balance September 30, 2019
PowerUp Lending Group LTD	7/9/18	7/9/19	12%	$45,000	$-	$(45,000)	$-
LG Capital Funding LLC	8/30/18	8/30/2019	10%	32,000	-	(32,000)	-
ONE44 Capital LLC	1/23/2019	1/23/2020	12%	-	100,000	(60,000)	40,000
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	-	100,000	-	100,000
Armada Investment Fund LLC	5/30/2019	2/29/2020	12%	-	36,750	-	36,750
BHP Capital NY Inc.	5/30/2019	2/29/2020	12%	-	36,750	-	36,750
Jefferson Street Capital LLC	5/30/2019	2/29/2020	12%	-	36,750	-	36,750
			Total	$77,000	$310,250	$(137,000)	$250,250
		Less debt discount		(33,759)			(127,592)
				$43,241			$122,658

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	89,020
Derivative loss due to mark to market adjustment	7,090
Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,314,354
Decrease to derivative due to conversion	(434,315)
Derivative loss due to mark to market adjustment	(541,020)
Balance at September 30, 2019	$435,129

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2019 is as follows:

Inputs	September 30, 2019	Initial Valuation
Stock price	$.017	$.55 - .0248
Conversion price	$.0083	$.244 - .0055
Volatility (annual)	217.34 – 403.12%	261.04% - 410.61%
Risk-free rate	1.83% - 1.88%	2.34% - 2.58%
Dividend rate	-	-
Years to maturity	.32 - .59	.75 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price (1)	$.013 - .051
Conversion price (2)	$.001 - .026
Volatility (annual)	402.56 – 558.68
Risk-free rate	2.22% - 2.39
Dividend rate	-
Years to maturity	.25 - .63

(1)	Company used the average of the stock prices of the dates of conversion.
(2)	Company used the average of the stock prices applicable to the conversion terms.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of September 30, 2019 and December 31, 2018, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of September 30, 2019, total accrued interest is $16,753.

The Company executed an employment agreement with its CEO, Tom Wood, on January 1, 2018. Per the terms of the agreement Mr. Wood was to be compensated $3,000 per month. The agreement expired on January 2, 2019. The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expires on April 1, 2020.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement Mr. Bird is to be compensated $3,000 per month.

On June 14, 2019, the Company granted 25,000,000 shares of common stock each to Mr. Wood and Mr. Bird for services rendered to the Company. The shares were valued at $0.04 per shares, the closing stock price on the date of grant, for total non-cash compensation expense of $2,000,000.

On June 14, 2019, the Company granted 500,000 shares of Series A preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.04, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $20,000. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

NOTE 8 - COMMON STOCK

During the nine months September 30, 2019, PowerUp Lending Group LTD converted $45,000 and $2,700 of principal and interest, respectively, into 5,599,447 shares of common stock.

During the nine months September 30, 2019, LG Capital Funding LLC converted $32,000 and $2,155 of principal and interest, respectively, into 4,356,614 shares of common stock.

During the nine months September 30, 2019, One44 Capital LLC converted $60,000 and $4,346 of principal and interest, respectively, into 6,557,949 shares of common stock.

During the nine months September 30, 2019, the Company granted 1,000,000 shares of common stock for services. The shares were valued at $0.037, the closing stock price on the date of grant, for total non-cash expense of $37,000. In addition, 909,261 shares were issued by the transfer agent for stock granted in a prior period. The stock was debited to common stock to be issued for $228,604.

See Note 7 for stock issued to related parties.

NOTE 9 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 shares of Series A Preferred Stock, par value $0.001 per share value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation, pays no dividend and is convertible to common stock for one share of common for one share of Series A Preferred Stock.

See Note 7 for preferred stock issued to a related party.

The Company is currently authorized to issue 5,000,000 shares of Series B Preferred Stock, par value $0.001 per share. Each share of Series B Preferred Stock has a 1:100 voting right and is convertible into 100 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series B Preferred Stock issued and outstanding.

The Company is currently authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share value. Each share of Series C Preferred Stock has a 1:50 voting right and is convertible into 50 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series B will automatically convert into common stock. There are no shares of Series C Preferred Stock issued and outstanding.

NOTE 10 - WARRANTS

On May 30, 2019, the Company issued 1,500,000 warrants in conjunction with convertible debt. The warrants are exercisable for 3 years at $0.07 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	1,500,000
Share price	$0.045
Exercise Price	$0.07
Term	3 years
Volatility	406%
Risk Free Interest Rate	2.0%
Dividend rate	-

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $41,853, accounted for in additional paid in capital.

Activity for the nine months ended September 30, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term
Outstanding at December 31, 2018	-	$-	-
Granted	1,500,000	0.07	2.65
Expired	-	-	-
Exercised	-	-	-
Exercisable at September 30, 2019	1,500,000	$0.07	2.65

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to September 30, 2019, One44 Capital LLC converted $40,000 and $3,456, of principal and interest, respectively, into 7,182,809 shares of common stock.

On October 4, 2019, the Company executed three separate convertible promissory notes for $55,000 each. Total cash proceeds from the notes, after fees and OID, is $147,000. Each note matures on July 4, 2020, accrues interest at 12% and is convertible into shares of common stock at 55% of the lowest trading price in the twenty days prior to conversion. In addition, each note holder received 500,000 warrants. The warrants have an exercise price of $0.10 and expire in three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

There are “forward-looking statements” contained in this quarterly report. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. We undertake no obligation to update or revise any of the forward-looking statements after the date of this quarterly report to conform forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including but not limited to, uncertainties associated with the following:

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

Overview

We were incorporated in the State of Nevada on June 6, 2007. On August 26, 2010, we changed our name from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of RemSleep LLC in exchange for 50,000,000 shares of common stock of RemSleep Holdings, Inc. at which time RemSleep LLC became our wholly-owned subsidiary and we adopted their business of developing and distributing sleep apnea products. On January 5, 2015, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our officers invented our DeltaWave CPAP interface (the “DeltaWave

Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our officers invented our DeltaWave CPAP interface (the “DeltaWave”) as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave product is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

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

Our website is located at: http://www.remsleeptech.com. The contents of our website are not incorporated by reference into this report.

Results of Operations

The three months ended September 30, 2019 compared to the three months ended September 30, 2018

We have not generated revenue in the three months ended September 30, 2019 and 2018.

Professional fees were $10,250 compared to $5,650 for the three months ended September 30, 2019 and 2018, respectively, an increase of $4,600, or 81.4%. Professional fees consist mostly of accounting, audit and legal fees. The increase in the current period is due to legal expense in connection with the preparation of an Offering Statement on Form 1-A filed with the Securities and Exchange Commission on October 4,  2019.

Consulting expense was $37,000 compared to $220,000 for the three months ended September 30, 2019 and 2018, respectively. A majority of the consulting expense is due to the granting of common stock. In the current period there was a significant decrease in the number of shares issued for consulting services, thus decreasing the expense.

Compensation expense was $21,000 and $9,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $12,000. The increase is due to an increase in monthly salary to our CEO and the addition of director compensation.

General and administrative expense was $44,190 and $8,289 for the three months ended September 30, 2019 and 2018, respectively, an increase of $35,901, or 433%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other income  for the three months ended September 30, 2019, was $35,292. Other income  includes $114,358 of debt discount amortization and a gain in the change of fair value of $164,829. These are expenses related to our convertible debt. We also incurred $15,179 of interest expense. In the prior period we had $14,936 of debt discount amortization, a loss on the issuance of convertible debt of $47,020, a loss in the change of fair value of $41,894 and $2,130 of interest expense.

Net Loss

For the three months ended September 30, 2019, we had a net loss of $77,148 as compared to a net loss of $348,919 for the three months ended September 30, 2018. Our net loss was lower in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

The nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

We have not generated revenue in the nine months ended September 30, 2019 and 2018.

Professional fees were $35,650 compared to $41,750 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $6,100, or 14.6%. Professional fees consist mostly of accounting, audit and legal fees. The decrease was due primarily to lower legal expense. In the prior year we retained an attorney with a monthly fee of $2,000. We no longer use this attorney’s services in the current period.

Consulting expense was $54,720 compared to $603,799 for the nine months ended September 30, 2019 and 2018, respectively. A majority of the consulting expense is due to the granting of common stock. In the current period there was a significant decrease in the number of shares issued for consulting services, thus decreasing the expense.

Compensation expense was $2,083,000 and $27,000 for the nine months ended September 30, 2019 and 2018, respectively. In the current period we issued 25,000,000 common shares each to both our Chairman and CEO for services for total non-cash expense of $2,000,000. We also issued our Chairman 500,000 shares of series A preferred stock for total non-cash compensation expense of $20,000. In addition, there was an increase in monthly salary to our CEO and the addition of director compensation.

General and administrative expense was $78,318 and $21,990 for the nine months ended September 30, 2019 and 2018, respectively, an increase of $56,328, or 256.1%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the nine months ended September 30, 2019, was $763,948. Other expense includes $216,417 of debt discount amortization, a $1,051,207 loss on the issuance of convertible debt and a gain in the change of fair value of $541,020. These are all expenses related to our convertible debt. We also incurred $37,344 of interest expense. In the prior period we had $14,936 of debt discount amortization, a loss on the issuance of convertible debt of $47,020, a loss in the change of fair value of $58,789 and $3,369 of interest expense.

Net Loss

For the nine months ended September 30, 2019, we had a net loss of $3,015,636 as compared to a net loss of $818,653 for the nine months ended September 30, 2018. Our net loss was higher in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2019 was $150,272 as compared to $89,496 cash used in operating activities for the nine months ended September 30, 2018.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the nine months ended September 30, 2019 was $54,331 as compared to $25,563 of cash used in investing activities for the nine months ended September 30, 2018.

Cash Flows from Financing

For the nine months ended September 30, 2019, we received $292,000 from the issuance of convertible debt and repaid $2,350 on our auto loan. For the nine months ended September 30, 2018, we received $90,000 from the sale of common stock, $72,000 from convertible debt loans and repaid $8,000 on other loan payables.

As of September 30, 2019, we owe $250,250 to our convertible debt holders.

Going Concern

As of September 30, 2019, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to a lack of segregation of duties and timely and accurate reconciliation of accounts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months September 30, 2019, PowerUp Lending Group LTD converted $45,000 of principal into 5,599,447 shares of common stock.

During the nine months September 30, 2019, LG Capital Funding LLC converted $32,000 and $2,155 of principal and interest, respectively, into 4,356,614 shares of common stock.

During the nine months September 30, 2019, One44 Capital LLC converted $60,000 and $4,346 of principal and interest, respectively, into 6,557,949 shares of common stock.

During the nine months September 30, 2019, the Company granted 1,400,000 shares of common stock for services. The shares were valued at $0.04, the closing stock price on the date of grant, for total non-cash expense of $54,320. In addition, 909,261 shares were issued by the transfer agent for stock granted in a prior period. The stock was debited to common stock to be issued for $228,604.

Subsequent to September 30, 2019, One44 Capital LLC converted $40,000 and $3,456, of principal and interest, respectively, into 7,182,809 shares of common stock.

For each of the above-referenced issuances, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) promulgated thereunder due to the fact that each was an isolated issuance to an accredited investor and did not involve a public offering of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

REMSLEEP HOLDINGS, INC.

Date: November 14, 2019	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)