Form 10-K
period 2019-12-31
RemSleep Holdings Inc.
filed 2020-04-10
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2202 N. West Shore Blvd, Suite 200, Tampa, FL 33607

(Address of principal executive offices) (Zip Code)

813-367-3855

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

The aggregate market value of the 2,188,988 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.043 on June 30, 2019, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $2,244,000.

As of April 8, 2020, there were 175,780,003 shares of common stock outstanding.

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

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on June 6, 2007. On August 2, 2010, we changed our name from Bella Viaggio, Inc. to Kat Gold Holdings Corp. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of REMSleep LLC in exchange for 50,000,000 common shares of REMSleep Holdings, Inc.’s stock, at which time REMSleep LLC became our wholly-owned subsidiary and adopted their business of developing and distributing our sleep apnea products. On January 5, 2015, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

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

Industry Background

The market for sleep treatment and equipment was $7.96 billion in 2011 and continues to increase, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea is a condition that affects millions of people in the United States alone. An increasingly sedentary lifestyle and bad working habits has led to obesity and otherwise poor cardiac and aerobic health. This has led to a fast-growing epidemic of obstructive sleep apnea (OSA), which greatly reduces the quality of sleep one gets and can ultimately result in hypertension, heart failure, stroke, and at the least, reduced performance in everyday life. Sleep apnea results in numerous afflictions that affect people’s day-to-day lives and can eventually contribute to serious health conditions. While people’s knowledge of this affliction has grown strongly in recent years, and the market is expanding fast nationwide, up to 80% of people with sleep apnea may be undiagnosed 1 – a market of millions of new potential users. Even those who are tested and prescribed a sleep apnea machine often give up after a short time due to discomfort or what is called the “work of breathing” with traditional machines. In fact, over 50% of patients give up on using CPAP therapy after 6 months. This is a major waste of resources and a very telling statistic.

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

Within this market, sleep apnea products have experienced rapid growth. In the past couple of decades there has been a rapid increase in the technological developments in the field of sleep apnea diagnosis and treatment. The result has been strong growth for sleep apnea devices globally. Demand for new and innovative treatment methodologies is driving growth, helping to provide patients with a healthy lifestyle. “Obstructive sleep apnea is destroying the health of millions of Americans, and the problem has only gotten worse over the last two decades,” according to American Academy of Sleep Medicine President Dr. Timothy Morgenthaler 4. “The effective treatment of sleep apnea is one of the keys to success as our nation attempts to reduce health care spending and improve chronic disease management.”

Sleep problems are considered a “global epidemic,” with sleep apnea as a major contributor to the disorder. An estimated 100 million people worldwide have sleep apnea, though more than 80% of these people are undiagnosed. The market for sleep apnea diagnostic and therapeutic devices on a global level was $7.96 billion in 2011 and has continue to grow. According to a study from Markets & Markets1 Nationwide in the U.S., there are more than 1,600 businesses in the Sleep Disorder Clinics market, according to research firm IBISWorld. These businesses have combined annual revenue of $7 billion and have maintained a combined annual growth rate (CAGR) of 9.8% from 2008 to 2013. “Sleep clinics have gained exposure during the period due to the rising number of sleep disorders,” states IBISWorld. “Moreover, health insurance policies are increasingly covering all or at least part of the costs of tests and, as more patients have been able to gain greater access to specialized sleep clinics, industry revenue grows.”

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

Marketing

We plan to market the DeltaWave product in the U.S., as follows:

●	Submit manufacture orders to our manufacturer according to market demand

●	Negotiate and secure agreements with industry distributor partners

●	Secure agreements with Internet retailers for online sales

●	Market DeltaWave at respiratory trade shows, social media, press releases

●	Market and generate online sales through our website supplemented by search engine optimization,

●	Disseminate press releases to media outlets and publications that reach sleep medical practices and DME managers/distributors, including trade publications like Sleep Medicine, Sleep Review, Sleep, The Sleep Magazine

●	Attend sleep and healthcare, respiratory industry trade shows

All of the foregoing is contingent upon adequate financing.

Target Market

Our target market includes:

●	Sleep product distributors that will distribute our product

●	Home care dealers

●	Private sleep labs

●	Product end users

●	Physicians, particularly sleep physicians

●	Medical groups

●	Hospitals

●	Medical associations, such as the American Academy of Sleep Medicine and the American Sleep Association

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

Environmental Regulation

Our operations are not subject to environmental regulation.

Employees

We have the following employees:

●	Tom Wood, Chief Executive Officer

●	Jonathan B. Lane, Vice President and Chief Technology Officer

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item; however, due to the current circumstance we have chosen to include the following risk factor.

Global economic, political and other conditions may adversely affect trends in consumer and business spending, which may adversely impact our manufacturing and the demand for our products and our revenue and profitability.

The industry in which we operate depends heavily upon our ability to obtain raw material and manufacture our product as well as the overall level of consumer and business spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, may have a negative financial impact to our Company. Adverse conditions as a result of the global COVID-19 outbreak, will and may continue to impact our manufacturing processes and ultimately our ability to sell our product.

ITEM 2. PROPERTIES

We do not own any real estate property.

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

As of April 8, 2020, we had approximately 156 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

During the year ended December 31, 2018, the Company sold 477,143 shares of common stock for total cash proceeds of $90,000.

During the year ended December 31, 2019, One44 Capital LLC converted $100,000 and $7,802 of principal and interest, respectively, into 13,740,758 shares of common stock. As of December 31, 2019, this loan has been fully converted.

During the year ended December 31, 2019, Armada Capital Partners LLC converted $15,900 and $483 of principal and interest, respectively, into 4,385,270 shares of common stock.

During the year ended December 31, 2019, BHP Capital NY Inc converted $29,356 and $3,043 of principal and interest, respectively, into 8,322,748 shares of common stock.

During the year ended December 31, 2019, Jefferson Street Capital LLC converted $23,000 of principal into 6,233,766 shares of common stock.

During the year ended December 31, 2019, Odyssey Capital Funding LLC converted $65,000 and $4,593 of principal and interest, respectively, into 17,005,708 shares of common stock.

Subsequent to December 31, 2019, note holders converted $76,994 and $5,239, of principal and interest, respectively, into 19,741,098 shares of common stock.

Subsequent to December 31, 2019, warrants holders converted warrants into 18,151,273 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable since we are a smaller reporting company as defined under the applicable SEC rules.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada corporation formed on June 6, 2007. Our headquarters are in Tampa, FL. We have been engaged in our current business model since January 1, 2015.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,390,490 at December 31, 2019, had a net loss of $3,388,468 (including $2,074,320 on non-cash stock compensation and $1,317,550 of losses related to convertible debt) and net cash used in operating activities of $246,036 for the year ended December 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

We generated no revenues during our fiscal years ending December 31, 2019 and 2018.

Operating Expenses

For the year ended December 31, 2019, professional fees increased $16,160 or 36.8% to $60,060 compared to $43,900 for the year ended December 31, 2018. Professional fees consist mostly of accounting, audit and legal fees. The increase of $16,160 in the current year is mainly attributed to an increase in legal fees.

Consulting expense was $54,720 compared to $175,582 for the years ended December 31, 2019 and 2018, respectively. A majority of the consulting expense is due to the granting of common stock. In the current period there was a significant decrease in the number of shares issued for consulting services, thus decreasing the expense. In the current year we granted common stock for total non-cash expense of $54,320. In the prior year we granted common stock to consultants for total non-cash expense of $175,282.

Compensation expense was $2,107,000 and $38,650 for the years ended December 31, 2019 and 2018, respectively. In the current period we issued 25,000,000 common shares each to both our Chairman and CEO for services for total non-cash expense of $2,000,000. We also issued our Chairman 500,000 shares of series A preferred stock for total non-cash compensation expense of $20,000. In addition, there was an increase in monthly salary to our CEO and the addition of director compensation.

General and administrative expense was $139,495 and $36,249 for the years ended December 31, 2019 and 2018, respectively, an increase of $103,246 or 284.8%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the year ended December 31, 2019, was $1,526,493. Other expense includes $341,011 of debt discount amortization, a $1,575,107 loss on the issuance of convertible debt and a gain in the change of fair value of derivatives of $445,318. These are all expenses related to our convertible debt. We also incurred $55,693 of interest expense. In the prior period we had $40,441 of debt discount amortization, a loss on the issuance of convertible debt of $47,020, a loss in the change of fair value of $23,985 and $6,875 of interest expense.

Net Loss

For the year ended December 31, 2019, we had a net loss of $3,888,468 as compared to a net loss of $412,702 for the year ended December 31, 2018. Our net loss was higher in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

Liquidity and Capital Resources

Net cash used in operating activities was $246,036 for year ended December 31, 2019. During the year ended December 31, 2018 we used cash of $111,561 in operating activities.

We used $86,874 and $42,526 on the purchase of property and equipment for years ended December 31, 2019 and 2018, respectively.

We received a net total of $434,844 from financing activities for the year ended December 31, 2019. This consisted of $439,000 from proceeds from convertible debt offset by $3,156 loan repayments. We received a net total of $168,712 from financing activities for the year ended December 31, 2018, including $90,000 from the sale of common stock, and $72,000 from a convertible promissory note.

As of December 31, 2019, we have the following amounts due on our convertible debt.

Note Holder	Date	Maturity Date	Principal
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	$35,000
Armada Investment Fund LLC	5/30/2019	2/29/2020	$20,850
BHP Capital NY Inc.	5/30/2019	2/29/2020	$7,394
Jefferson Street Capital LLC	5/30/2019	2/29/2020	$13,750
Armada Investment Fund LLC	10/4/2019	7/4/2020	$55,000
BHP Capital NY Inc.	10/4/2019	7/4/2020	$55,000
Jefferson Street Capital LLC	10/4/2019	7/4/2020	$55,000
			$241,994

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. There has been no material impact on our financial statements as a result of adopting this standard.

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

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 9, 2020

REMSLEEP HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$119,574	$16,640
Inventory deposit	8,000	-
Prepaid expenses	7,909	2,000
Total current assets	135,483	18,640

Other asset	10,000	-
Property and equipment, net	107,814	38,436

Total Assets	$253,297	$57,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$258,198	$240,399
Accrued compensation	15,000	-
Accrued interest	27,953	18,508
Accrued interest – related party	22,399	-
Convertible Notes, net of discount of $164,998 and $33,759, respectively	76,996	43,241
Derivative Liability	626,831	96,110
Loan payable – related party	179,191	179,191
Loans payable	56,556	59,712

Total Liabilities	1,263,124	637,161

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 3,500,000 issued and outstanding, respectively	125,000	105,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 116,269,466 and 4,315,894 shares issued and outstanding, respectively	116,268	4,316
Common stock to be issued	-	228,604
Additional paid in capital	4,139,395	584,017
Accumulated Deficit	(5,390,490)	(1,502,022)
TOTAL STOCKHOLDERS’ DEFICIT	(1,009,827)	(580,085)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$253,297	$57,076

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Operating Expenses:
Professional fees	$60,060	$43,900
Consulting	54,720	175,582
Compensation – related party	2,107,700	38,650
General and administrative	119,504	36,249

Total operating expenses	2,341,984	294,381

Loss from operations	(2,341,984)	(294,381)

Other expense:
Interest expense	(55,693)	(6,875)
Loan fees	(19,991)	-
Discount amortization	(341,011)	(40,441)
Loss on issuance of convertible debt	(1,575,107)	(47,020)
Change in fair value of derivative	445,318	(23,985)
Total other expense	(1,546,484)	(118,321)

Loss before income taxes	(3,888,468)	(412,702)

Provision for income taxes	-	-

Net Loss	$(3,888,468)	$(412,702)

Net loss per share, basic and diluted	$(0.09)	$(0.10)

Weighted average common shares outstanding, basic and diluted	45,416,843	4,065,317

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	3,500,000	$105,000	3,610,751	$3,611	$58,225	$424,938	$(1,089,320)	$(497,546)
Common stock sold for cash	-	-	477,143	477	-	89,523	-	90,000
Common stock issued for services	-	-	228,000	228	170,379	42,356	-	212,963
Beneficial Conversion feature	-	-	-	-	-	27,200	-	27,200
Net loss	-	-	-	-	-	-	(412,702)	(412,702)
Balance, December 31, 2018	3,500,000	$105,000	4,315,894	4,316	228,604	584,017	(1,502,022)	(580,085)
Common stock issued for conversion of debt	-	-	59,644,311	59,643	-	1,252,950	-	1,312,593
Common stock issued for services – related party	-	-	50,000,000	50,000	-	1,950,000	-	2,000,000
Preferred stock issued for services - related party	500,000	20,000	-	-	-	-	-	20,000
Common stock issued for services	-	-	2,309,261	2,309	(228,604)	280,615	-	54,320
Warrants issued with convertible debt	-	-	-	-	-	71,813	-	71,813
Net loss	-	-	-	-	-	-	(3,888,468)	(3,888,468)
Balance, December 31, 2019	4,000,000	$125,000	116,269,466	$116,268	$-	$4,139,395	$(5,390,490)	$(1,009,827)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,888,468)	$(412,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,496	12,576
Stock compensation expense	54,320	175,282
Stock compensation expense – related party	2,020,000	-
Change in fair value of derivative	(445,318)	23,985
Discount amortization	341,011	40,441
Loss on issuance of convertible debt	1,575,107	47,020
Changes in Operating Assets and Liabilities:
Prepaids and other assets	4,397	(2,000)
Accounts payable	17,799	520
Accrued compensation – related party	15,000	(2,850)
Accrued interest	30,221	6,167
Accrued interest – related party	22,399	-
Net cash used by operating activities	(236,036)	(111,561)

Cash Flows from Investing Activities:
Purchase of property and equipment	(86,874)	(42,526)
Other asset	(10,000)	-
Net cash used by investing activities	(96,874)	(42,526)

Cash Flows from Financing Activities:
Proceeds/repayments – related party	-	(3,000)
Proceeds from loan payable	-	16,963
Repayment of loans	(3,156)	(7,250)
Proceeds from convertible notes payable	439,000	72,000
Proceeds from sale of common stock	-	90,000
Net cash provided by financing activities	435,844	168,713

Net increase in cash	102,934	14,626
Cash at beginning of the year	16,640	2,014
Cash at end of the year	$119,574	$16,640

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$331,033	$-
Loan payable for purchase of automobile	$-	$16,936

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2019 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$626,831	$445,318
Total	$-	$-	$626,831	$445,318

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2018 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$96,110	$(23,985)

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

Depreciation is computed using the straight-line method over the estimated useful lives of three years for office furniture and equipment, tooling and molds and five years for automobiles.

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

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

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

As of December 31, 2019, the Company had approximately 58,665,000 of potentially dilutive shares of common stock from convertible debt and 3,000,000 potentially dilutive shares of common stock warrants The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. There has been no material impact on our financial statements as a result of adopting this standard

Topic 606, Revenue from Contracts with Customers, of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC). The guidance in ASC 606 was originally issued by the FASB in May 2014 in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Since then, the FASB has issued several ASUs that have revised or clarified the guidance in ASC 606. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC718 and forgo revaluing the award after this date. The Company has chosen to early adopt this standard. There has been no material impact on our financial statements as a result of adopting this standard.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,390,490 at December 31, 2019, had a net loss of $3,888,468 (including $2,074,320 on non-cash stock compensation and $1,317,550 in losses related to convertible debt) and net cash used in operating activities of $246,036 for the year ended December 31, 2019. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is in the final stages of product development and plans to begin selling its product in 2020. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2019	December 31, 2018
Furniture/fixtures	$14,904	$14,904
Office equipment	7,136	2,458
Automobile	16,963	16,963
Tooling/Molds	105,301	23,105
Less: accumulated depreciation	(36,490)	(18,994)
Fixed assets, net	$107,814	$38,436

Depreciation expense

Depreciation expense for the years ended December 31, 2019 and 2018 was $17,496 and $12,576, respectively.

NOTE 4 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of December 31, 2019, there is $45,000 and $17,091 of principal and interest due on this loan. As of December 31, 2018, there is $45,000 and $14,841 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of December 31, 2019 there is $11,556 due on this loan.

NOTE 5 - CONVERTIBLE NOTES

 The following table summarizes the convertible notes and related activity as of December 31, 2019:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2018	Additions	Conversions	Balance December 31, 2019
PowerUp Lending Group LTD	7/9/18	7/9/19	12%	$45,000	$-	$(45,000)	$-
LG Capital Funding LLC	8/30/18	8/30/2019	10%	32,000	-	(32,000)	-
ONE44 Capital LLC	1/23/2019	1/23/2020	12%	-	100,000	(100,000)	-
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	-	100,000	(65,000)	35,000
Armada Investment Fund LLC	5/30/2019	2/29/2020	12%	-	36,750	(15,900)	20,850
BHP Capital NY Inc.	5/30/2019	2/29/2020	12%	-	36,750	(29,356)	7,394
Jefferson Street Capital LLC	5/30/2019	2/29/2020	12%	-	36,750	(23,000)	13,750
Armada Investment Fund LLC	10/4/2019	7/4/2020	12%	-	55,000	-	55,000
BHP Capital NY Inc.	10/4/2019	7/4/2020	12%	-	55,000	-	55,000
Jefferson Street Capital LLC	10/4/2019	7/4/2020	12%	-	55,000	-	55,000
			Total	$77,000	$475,250	$(420,256)	$241,994
		Less debt discount		(33,759)			(164,998)
				$43,241			$76,996

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2017	$-
Increase to derivative due to new issuances	89,020
Derivative loss due to mark to market adjustment	7,090
Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,955,295
Decrease to derivative due to conversion	(979,290)
Derivative loss due to mark to market adjustment	(445,284)
Balance at December 31, 2019	$626,831

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2019 is as follows:

Inputs	December 31, 2019	Initial Valuation
Stock price	$.0123	$.55 - .0245
Conversion price	$.0041	$.244 - .0055
Volatility (annual)	217.34 – 363.34%	261.04% - 410.61%
Risk-free rate	1.57% - 1.88%	1.62% - 2.58%
Dividend rate	-	-
Years to maturity	.32 - .51	.75 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price (1)	$.01 - .051
Conversion price (2)	$.0039 - .026
Volatility (annual)	238.73 – 558.68
Risk-free rate	1.54% - 2.39
Dividend rate	-
Years to maturity	.17 - .63

(1)	Company used the average of the stock prices of the dates of conversion.

(2)	Company used the average of the stock prices applicable to the conversion terms.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of December 31, 2019 and December 31, 2018, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2019, total accrued interest is $22,399.

The Company executed an employment agreement with its CEO, Tom Wood, on January 1, 2018. Per the terms of the agreement Mr. Wood was to be compensated $3,000 per month. The agreement expired on January 2, 2019. The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expires on April 1, 2020. In addition to Mr. Wood’s regular compensation he received $6,700 in bonuses in 2019.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of December 31, 2019, there is $15,000 of accrued compensation due to Mr. Bird.

On June 14, 2019, the Company granted 25,000,000 shares of common stock each to Mr. Wood and Mr. Bird for services rendered to the Company. The shares were valued at $0.04 per share, the closing stock price on the date of grant, for total non-cash compensation expense of $2,000,000.

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

During the year ended December 31, 2019, the Company paid $14,200 to the brother of the CEO for website design and other computer related services.

NOTE 7 - COMMON STOCK

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

During the year ended December 31, 2019, PowerUp Lending Group LTD converted $45,000 and $2,700 of principal and interest, respectively, into 5,599,447 shares of common stock. As of December 31, 2019, this loan has been fully converted.

During the year ended December 31, 2019, LG Capital Funding LLC converted $32,000 and $2,155 of principal and interest, respectively, into 4,356,614 shares of common stock. As of December 31, 2019, this loan has been fully converted.

During the year ended December 31, 2019, One44 Capital LLC converted $100,000 and $7,802 of principal and interest, respectively, into 13,740,758 shares of common stock. As of December 31, 2019, this loan has been fully converted.

During the year ended December 31, 2019, Armada Capital Partners LLC converted $15,900 and $483 of principal and interest, respectively, into 4,385,270 shares of common stock.

During the year ended December 31, 2019, BHP Capital NY Inc converted $29,356 and $3,043 of principal and interest, respectively, into 8,322,748 shares of common stock.

During the year ended December 31, 2019, Jefferson Street Capital LLC converted $23,000 of principal into 6,233,766 shares of common stock.

During the year ended December 31, 2019, Odyssey Capital Funding LLC converted $65,000 and $4,593 of principal and interest, respectively, into 17,005,708 shares of common stock.

During the year ended December 31, 2019, the Company granted 1,000,000 shares of common stock for services. The shares were valued at $0.037, the closing stock price on the date of grant, for total non-cash expense of $37,000. In addition, 909,261 shares were issued by the transfer agent for stock granted in a prior period. The stock was debited to common stock to be issued for $228,604.

See Note 6 for stock issued to related parties.

NOTE 8 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 shares of Series A Preferred Stock, par value $0.001 per share value with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation, pays no dividend and is convertible to common stock for one share of common for one share of Series A Preferred Stock.

See Note 6 for preferred stock issued to a related party.

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

The Company is currently authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share value. Each share of Series C Preferred Stock has a 1:50 voting right and is convertible into 50 shares of common stock. No dividends will be paid and in the event of liquidation all shares of Series C will automatically convert into common stock. There are no shares of Series C Preferred Stock issued and outstanding.

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

The provision for Federal income tax consists of the following December 31:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$817,000	$87,000
Less: valuation allowance	(817,000)	(87,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2019	2018
Deferred tax asset attributable to:
Net operating loss carryover	$1,132,000	$315,000
Less: valuation allowance	(1,132,000)	(315,000)
Net deferred tax asset	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $1,132,000 that maybe offset against future taxable income.  No tax benefit has been reported in the December 31, 2019 or 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2019 was an increase of $817,000.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

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

On October 4, 2019, the Company issued 1,500,000 warrants in conjunction with convertible debt. The warrants are exercisable for 3 years at $0.07 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $36,606, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	1,500,000
Share price	$0.0245
Exercise Price	$0.07
Term	3 years
Volatility	356.53%
Risk Free Interest Rate	1.35%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the year ended December 31, 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	-	$-	-
Granted	3,000,000	0.07	2.59
Expired	-	-	-
Exercised	-	-	-
Exercisable at December 31, 2019	3,000,000	$0.07	2.59	$-

Range of Exercise Prices	Number Outstanding 12/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.07	3,000,000	2.59 years	$0.07

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2019, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2019, note holders converted $76,994 and $5,239, of principal and interest, respectively, into 19,741,098 shares of common stock.

Subsequent to December 31, 2019, warrants holders converted warrants into 36,769,439 shares of common stock.

On January 27, 2020, the Company executed a convertible promissory note for $168,300 with Power Up Lending Group Ltd. Total cash proceeds from the note, after fees and OID, is $150,000. The note matures on January 27, 2021, accrues interest at 12% and is convertible into shares of common stock at 75% of the average of the two lowest trading prices in the twenty days prior to conversion.

On March 2, 2020, the Company executed a convertible promissory note for $80,300 with Power Up Lending Group Ltd. Total cash proceeds from the note, after fees and OID, is $70,000. The note matures on March 2, 2021, accrues interest at 12% and is convertible into shares of common stock at 75% of the average of the two lowest trading prices in the twenty days prior to conversion.

On April 1, 2020, the Company sold 3,000,000 shares of common stock for total cash proceeds of $15,000. The shares were sold pursuant to the offering statement recently filed with the SEC.

Subsequent to December 31, 2019, the Company repaid all principal and interest due on its convertible notes to both Jefferson Street Capital LLC and BHP Capital NY Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2019, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2019.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2019, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

●	Lack of segregation of duties.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2019, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	71	Chairman and Director
Tom Wood	73	Chief Executive Officer and Director
Jonathan B. Lane	59	Vice President and Chief Technology Officer

Russell F. Bird has been our Chairman and Director since January 1, 2015 and our President since January 1, 2019. From year to year, he operated businesses that offered sleep apnea interfaces, devices, and other respiratory equipment and supplies. From May 23, 2013 to the present, he has been the Managing Member of REMSleep, LLC, an Iowa limited liability company. In 1979, he founded Medical Gases Australia, a medical manufacturing and distribution firm that specializing in respiratory and other health products. Medical Gases Australia placed the first patients on CPAP therapy. He then started Medical Industries of America in 1985, a medical manufacturing and distribution firm specializing in respiratory and other health products.

Thomas J. Wood has been our Chief Executive Officer and Director effective January 1, 2015. From May 23, 2013 to the present, he has been the Managing Member of REMSleep, LLC, an Iowa limited liability company. Thomas J. Wood has been awarded several U.S. patents in the area of sleep apnea. He is the inventor and developer of Nasal Aire, which won the 2004 Frost and Sullivan Award for Product Innovation. His US Patents also include the Nasal Aire II and Petite Nasal Aire. Tom has 25 years of experience as a respiratory therapist in the ICU at Baylor Medical Center and Parkland Memorial hospitals in Dallas, Texas. He also worked for two years with the Muscular Dystrophy Association, responsible for respiratory care for patients with Amyotrophic Lateral Sclerosis.

Jonathan B. Lane has been serving as the Chief Technology Officer of the Company since July 2018 and Vice President since January 2019. Mr. Lane has 35 years of design and engineering experience. He was the CEO/Founder of Badencorp from 1992 to 2018, and Director of Engineering/Co-founder of Searchmont Engine Company from 2006 to 2009. Jonathan worked twelve years for various fortune 500 companies including Boeing, General Dynamics and Bell Helicopter. From there, he went on to form his own company, Badencorp, which specialized in providing engineering and design services across all disciplines within Aerospace, Automotive, Biomedical, Consumer Products and Heavy Industries.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2019, we believe all necessary forms have been filed.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been personally involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

Board Composition

Our Board of Directors currently consists of two members, Thomas J. Wood and Russell F. Bird. Each director of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

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

Board Committees

Our board does not currently have a standing Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee due the board’s limited size and the Company’s limited operations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Board Leadership Structure and Risk Oversight

The Board of Directors oversees our business and considers the risks associated with our business strategy and decisions. The board currently implements its risk oversight function as a whole. Each of the board committees, when established, will provide risk oversight in respect of its areas of concentration and report material risks to the board for further consideration.

Code of Ethics

We have not adopted a code of ethics due to our limited size. We intend to adopt a code of ethics when warranted.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table provides information as to cash compensation of all executive officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird	2019	$36,000	$0	$1,020,000	$0	$0	$0	$0	$1,056,000
(Chairman)	2018	$0	$0	$0	$0	$0	$0	$0	$0
Tom Wood	2019	$45,000	$6,700	$1,000,000	$0	$0	$0	$0	$1,051,700
(Executive Officer)	2018	$38,850	$0	$0	$0	$0	$0	$0	$38,850
Jonathan B. Lane	2019	$6,000	$0	$0	$0	$0	$0	$0	$6,000
(Vice President and Chief Technology Officer)	2018	$2,000	$0	$0	$0	$0	$0	$0	$2,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2019.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	26,219,494	14.9%
Tom Wood, CEO (4)	25,969,494	14.8%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	29.7%

* - less than 1%

(1)	Beneficial ownership is calculated based on 175,780,003 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 2202 N. West Shore Blvd, Suite 200, Tampa, FL 33607.

(3)	Russell Bird also owns 2,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

(4)	Tom Wood also owns 2,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have received support from parties related through common ownership and directorship. All of the expenses herein have been borne by these individuals on our behalf and are treated as shareholder loans. These loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and, 2018, the balance due on these loans is $179,191 and $179,191, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2019 and 2018 amounted to $20,750 and $5,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2019 and 2018 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $3,000.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2019 and 2018 was $0.

All Other Fees

During the fiscal years ended December 31, 2019 and 2018, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of REMSleep Holdings, Inc., are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a) (3) Exhibits

The following documents have been filed as part of this report.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Convertible Promissory Note with Odyssey Capital Funding LLC, dated May 3, 2019	X
10.2	Convertible Promissory Note with BHP Capital NY Inc, dated May 30, 2019	X
10.3	Convertible Promissory Note with Jefferson Street Capital LLC, dated May 3, 2019	X
10.4	Convertible Promissory Note with Armada Investment Fund LLC, dated May 3, 2019	X
10.5	Convertible Promissory Note with BHP Capital NY Inc, dated October 4, 2019	X
10.6	Convertible Promissory Note with Jefferson Street Capital LLC, dated October 4, 2019	X
10.7	Convertible Promissory Note with Armada Investment Fund LLC, dated October 4, 2019	X
10.8	Convertible Promissory Note with Power Up Lending Group Ltd., dated January 27, 2020	X
10.9	Convertible Promissory Note with Power Up Lending Group Ltd., dated March 2, 2020	X
23.1	Consent of Independent Registered Accounting Firm	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Section 1350 Certification	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	April 9, 2020

By:	/s/ Russell Bird
Russell Bird
Chairman

Date:	April 9, 2020