Form 10-Q
period 2020-03-31
RemSleep Holdings Inc.
filed 2020-05-18
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2202 N. West Shore Blvd, Suite 200, Tampa. FL 33607

(Address of principal executive offices) (Zip Code)

813-367-3855

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of May 11, 2020, there were 190,882,266 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$253,667	$119,574
Inventory deposit	8,000	8,000
Inventory	1,039	-
Prepaid expenses	-	7,909
Total current assets	262,706	135,483

Other asset	10,000	10,000
Property and equipment, net	104,197	107,814

Total Assets	$376,903	$253,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$241,677	$258,198
Accrued compensation	14,000	15,000
Accrued interest	31,806	27,953
Accrued interest – related party	28,045	22,399
Convertible Notes, net of discount of $267,858 and $164,998, respectively	145,742	76,996
Derivative Liability	665,321	626,831
Loan payable – related party	179,191	179,191
Loans payable	55,738	56,556

Total Liabilities	1,361,520	1,263,124

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	125,000	125,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 172,780,003 and 116,269,466 shares issued and outstanding, respectively	172,778	116,268
Common stock to be issued	-	-
Additional paid in capital	4,384,966	4,139,395
Accumulated Deficit	(5,667,361)	(5,390,490)
TOTAL STOCKHOLDERS’ DEFICIT	(984,617)	(1,009,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$376,903	$253,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Operating Expenses:
Professional fees	$9,725	$15,500
Compensation expense – related party	21,000	18,000
General and administrative	48,667	16,369

Total operating expenses	79,392	49,869

Loss from operations	(79,392)	(49,869)

Other expenses:
Interest expense	(14,900)	(10,487)
Discount amortization	(145,740)	(43,953)
Loss on issuance of convertible debt	(186,365)	(125,709)
Change in fair value of derivative	152,875	(361,714)
Total other expense	(194,130)	(541,863)

Loss before income taxes	(273,522)	(591,732)

Provision for income taxes	-	-

Net Loss	$(273,522)	$(591,732)

Net loss per share, basic and diluted	$(0.00)	$(0.12)

Weighted average common shares outstanding, basic and diluted	149,584,188	4,736,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

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

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	4,000,000	$125,000	116,269,466	$116,268	$4,139,395	$(5,390,490)	$(1,009,827)
Common stock issued for conversion of debt	-	-	19,741,098	19,741	278,991	-	298,732
Warrants converted to common stock	-	-	36,769,439	36,769	(36,769)	-	-
Warrant down round protection	-	-	-	-	3,349	(3,349)	-
Net loss	-	-	-	-	-	(273,522)	(273,522)
Balance, March 31, 2020	4,000,000	$125,000	172,780,003	$172,778	$4,384,966	$(5,667,361)	$(984,617)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(273,522)	$(591,732)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	11,117	1,402
Change in fair value of derivative	(152,875)	361,714
Discount amortization	145,740	43,953
Loss on issuance of convertible debt	186,385	125,709
Changes in Operating Assets and Liabilities
Prepaid expenses	7,909	(5,334)
Inventory	(1,039)	-
Accounts payable	(16,520)	8,484
Accrued officer compensation	(1,000)	3,500
Accrued interest	10,570	4,755
Accrued interest – related party	5,646	5,523
Net cash used in operating activities	(77,589)	(42,026)

Cash Flows from Investing Activities:
Purchase of equipment	(7,500)	(24,490)
Net Cash used in investing activities	(7,500)	(24,490)

Cash Flows from Financing Activities:
Repayment of loans	(818)	(772)
Proceeds from convertible notes payable	220,000	95,000
Net cash provided by financing activities	219,182	94,228

Net increase in cash	134,093	27,712
Cash at beginning of the period	119,574	16,640
Cash at end of the period	$253,667	$44,352

Supplemental cash flow information:
Interest paid in cash	$161	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$82,233	$16,026

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

NOTE 1 - BACKGROUND

Business Activity

REMSleep Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on June 6, 2007. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company – to develop and distribute products to help people affected by sleep apnea. Effective January 1, 2015, we completed an exchange agreement to purchase 100% of the outstanding interests of REMSleep LLC in exchange for 50,000,000 common shares of REMSleep Holdings, Inc.’s stock, at which time REMSleep LLC became our wholly-owned subsidiary and adopted their business of developing and distributing our sleep apnea products. On January 5, 2015, we changed our name to REMSleep Holdings, Inc. to reflect our new business model.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2019. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2020 and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2020.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	665,321	152,875
Total	$-	$-	$665,321	$152,875

December 31, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	-	-	626,831	445,318
Total	$-	$-	$626,831	$445,318

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,667,361 at March 31, 2020, had a net loss of $273,522 (including approximately $272,000 on non-cash expense and losses related to convertible debt) and net cash used in operating activities of $77,589 for the three months ended March 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2020	December 31, 2019
Furniture/fixtures	$14,904	$14,904
Office equipment	7,136	7,136
Automobile	16,979	16,963
Tooling/Molds	112,785	105,301
Less: accumulated depreciation	(47,607)	(36,490)
Fixed assets, net	$104,197	$107,814

Depreciation expense

Depreciation expense for the three months ended March 31, 2020 and 2019 was $11,117 and $1,402, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of March 31, 2020, there is $45,000 and $17,652 of principal and interest due on this loan. As of December 31, 2019, there was $45,000 and $17,901 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963 The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of March 31, 2020, the balance on this loan is $10,738.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of March 31, 2020:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2019	Additions	Conversions	Balance March 31, 2020
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	35,000	-	(35,000)	-
Armada Investment Fund LLC	5/30/2019	2/29/2020	12%	20,850	-	(20,850)	-
BHP Capital NY Inc.	5/30/2019	2/29/2020	12%	7,394	-	(7,394)	-
Jefferson Street Capital LLC	5/30/2019	2/29/2020	12%	13,750	-	(13,750)	-
Armada Investment Fund LLC	10/4/2019	7/4/2020	12%	55,000	-	-	55,000
BHP Capital NY Inc.	10/4/2019	7/4/2020	12%	55,000	-	-	55,000
Jefferson Street Capital LLC	10/4/2019	7/4/2020	12%	55,000	-	-	55,000
Power Up Lending Group LTD	1/27/2020	1/27/2021	12%	-	168,300	-	168,300
Power Up Lending Group LTD	3/2/2020	3/2/3021	12%	-	80,300	-	80,300
		Total		$241,994	$248,600	$(76,994)	$413,600
	Less debt discount			(164,998)			(267,858)
				$76,996			$145,742

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,955,295
Decrease to derivative due to conversion	(979,290)
Derivative loss due to mark to market adjustment	(445,284)
Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	406,365
Decrease to derivative due to conversion	(215,000)
Derivative loss due to mark to market adjustment	(152,875)
Balance at March 31, 2020	$665,321

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2020 is as follows:

Inputs	March 31, 2020	Initial Valuation
Stock price	$.0069	$.0094 - .55
Conversion price	$.003 - .007	$003 - .244
Volatility (annual)	330.6 – 374%	261.04% - 410.61%
Risk-free rate	.11% - .17%	.89% - 2.58%
Dividend rate	-	-
Years to maturity	.26 - .92	.75 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.0106 - .0296
Conversion price	$.0034 - .0046
Volatility (annual)	312.5 – 363.9
Risk-free rate	1.54% - 1.56%
Dividend rate	-
Years to maturity	.13 - .35

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of March 31, 2020 and December 31, 2019, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of March 31, 2020, total accrued interest is $28,045.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for another year.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of March 31, 2020, there is $14,000 of accrued compensation due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020.

NOTE 8 - COMMON STOCK

During the three months ended March 31, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock.

During the three months ended March 31, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock.

During the three months ended March 31, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock.

During the three months ended March 31, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock.

During the three months ended March 31, 2020, 36,769,439 shares of common stock were issued in conversion of 46,675,330 warrants.

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

NOTE 10 - WARRANTS

On May 30, 2019, the Company issued 1,500,000 warrants in conjunction with convertible debt. The warrants are exercisable for 3 years at $.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $41,853, accounted for in additional paid in capital.

Warrants	1,500,000
Share price	$0.045
Exercise Price	$0.07
Term	3 years
Volatility	406%
Risk Free Interest Rate	2.0%
Dividend rate	-

On October 4, 2019, the Company issued 1,500,000 warrants in conjunction with convertible debt. The warrants are exercisable for 3 years at $0.10 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $36,606, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	1,500,000
Share price	$0.0245
Exercise Price	$0.10
Term	3 years
Volatility	356.53%
Risk Free Interest Rate	1.35%
Dividend rate	-

On January 22, 2020, the Company issued 63,236,369 additional warrants as part of the down round protection provisions. The adjusted exercise price was $0.00385. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity.

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	63,236,369
Share price	$0.0249
Exercise Price	$0.00385
Term	2.35 – 2.70 years
Volatility	392.73 – 410.10%
Risk Free Interest Rate	1.52 – 1.53%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the three months ended March 31, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	-	$-	-
Granted	3,000,000	0.07	2.59
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	3,000,000	0.07	2.59
Granted	63,236,369	0.00385	2.56
Expired	-	-	-
Exercised	(46,675,330)	-	-
Exercisable at March 31, 2020	19,561,039	$0.00385	2.51	$-

Range of Exercise Prices	Number Outstanding 3/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00385	19,561,039	2.51 years	$0.00385

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2020, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 30, 2020, the World Health Organization declared the COVID-19 (coronavirus) outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. The virus and actions taken to mitigate its spread have had and are expected to continue to have a broad adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. The Company continues to execute its business plan. At the present time, the Company can not predict the full impact of the COVID-19 virus on its business. Our projections on spending, product development and milestone achievements are likely to be further revised as new information is obtained.

During April 1, 2020, the Company sold 11,000,000 shares of common stock for total cash proceeds of $55,000. The shares were sold pursuant to the offering statement recently filed with the SEC.

Subsequent to March 31, 2020, the Company issued 7,105, 263 shares of common stock in conversion of warrants held BHP Capital NY Inc.

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

Results of Operations

The three months ended March 31, 2020 compared to the three months ended March 31, 2019

We have not generated revenue in the three months ended March 31, 2020 and 2019.

Professional fees were $9,725 compared to $15,500 for the three months ended March 31, 2020 and 2019, respectively, a decrease of $5,775, or 37.3%. Professional fees consist mostly of accounting, audit and legal fees. The decrease in the current period is due to a decrease in audit fees billed during the first quarter of 2020.

Compensation expense was $21,000 and $18,000 for the three months ended March 31, 2020 and 2019, respectively, an increase of $3,000. The increase is due to an increase in monthly salary to our CEO.

General and administrative expense was $48,667 and $16,369 for the three months ended March 31, 2020 and 2019, respectively, an increase of $32,298, or 197.3%. The increase in the current period can be largely attributed to an increase in depreciation, development and web design expense.

Total other expense for the three months ended March 31, 2020, was $194,130. Other expense includes $145,740 of debt discount amortization, a gain in the change of fair value of $152,875, a loss on the issuance of convertible debt of $186,365 (expenses related to our convertible debt) and interest expense of $14,900. In the prior period we had $43,953 of debt discount amortization, a loss on the issuance of convertible debt of $125,709, a loss in the change of fair value of $361,714 and $10,487 of interest expense.

Net Loss

For the three months ended March 31, 2020, we had a net loss of $273,522 as compared to a net loss of $591,732 for the three months ended March 31, 2019. Our net loss was lower in the current period primarily due primarily to the decrease other expenses as a result of the change in fair value of our derivatives.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2020 was $77,589 as compared to $42,026 cash used in operating activities for the three months ended March 31, 2019.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the three months ended March 31, 2020 was $7,500 as compared to $24,490 of cash used in investing activities for the three months ended March 31, 2019.

Cash Flows from Financing

For the three months ended March 31, 2020, we received $220,000 from the issuance of convertible debt and repaid $818 on our auto loan. For the three months ended March 31, 2019, we received $95,000 from convertible debt loans and repaid $772 on our auto loan

As of March 31, 2020, we owe $413,600 to our convertible debt holders.

Going Concern

As of March 31, 2020, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock.

During the three months ended March 31, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock.

During the three months ended March 31, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock.

During the three months ended March 31, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock.

During the three months ended March 31, 2020, 36,769,439 shares of common stock were issued in conversion of 46,675,330 warrants.

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

REMSLEEP HOLDINGS, INC.

Date: May 18, 2020	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)