Form 10-Q
period 2020-09-30
RemSleep Holdings Inc.
filed 2020-11-13
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of November 5, 2020, there were 273,540,207 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$96,838	$119,574
Inventory deposit	-	8,000
Inventory	10,214	-
Prepaid expenses	-	7,909
Total current assets	107,052	135,483

Other asset	10,000	10,000
Property and equipment, net	108,035	107,814

Total Assets	$225,087	$253,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$242,053	$258,198
Accrued compensation	26,000	15,000
Accrued interest	22,902	27,953
Accrued interest – related party	39,275	22,399
Convertible Notes, net of discount of $207,986 and $164,998, respectively	44,127	76,996
Derivative Liability	330,537	626,831
Loan payable – related party	179,191	179,191
Loans payable	54,066	56,556

Total Liabilities	938,151	1,263,124

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	125,000	125,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 256,540,207 and 116,269,466 shares issued and outstanding, respectively	256,538	116,268
Additional paid in capital	4,805,400	4,139,395
Accumulated Deficit	(5,900,002)	(5,390,490)
TOTAL STOCKHOLDERS’ DEFICIT	(713,064)	(1,009,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225,087	$253,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Operating Expenses:
Professional fees	$6,000	$10,250	$27,725	$35,650
Consulting	-	37,000	-	54,720
Compensation – related party	21,000	21,000	63,000	2,083,000
General and administrative	31,107	44,190	161,249	78,318

Total operating expenses	58,107	112,440	251,974	2,251,688

Loss from operations	(58,107)	(112,440)	(251,974)	(2,251,688)

Other income (expense):
Interest expense	(146,339)	(129,537)	(450,199)	(253,761)
Loss on issuance of convertible debt	(86,374)	-	(302,696)	(1,051,207)
Early payment penalty	-	-	(49,162)	-
Change in fair value of derivative	19,346	164,829	547,868	541,020
Total other income (expense)	(213,367)	35,292	(254,189)	(763,948)

Loss before income taxes	(271,474)	(77,148)	(506,163)	(3,015,636)

Provision for income taxes	-	-	-	-

Net Loss	$(271,474)	$(77,148)	$(506,163)	$(3,015,636)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average common shares outstanding, basic and diluted	226,189,484	68,378,850	186,400,755	31,734,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Common stock to be issued	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2018	3,500,000	$105,000	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)
Common stock issued for conversion of debt	-	-	1,523,291	1,523	-	49,604	-	51,127
Net loss	-	-	-	-	-	-	(591,732)	(591,732)
Balance, March 31, 2019	3,500,000	105,000	5,839,185	5,839	228,604	633,621	(2,093,754)	(1,120,690)
Common stock issued for services – related party	-	-	50,000,000	50,000	-	1,950,000	-	2,000,000
Preferred stock issued for services - related party	500,000	20,000	-	-	-	-	-	20,000
Common stock issued for services	-	-	1,309,260	1,309	(228,604)	244,615	-	17,320
Common stock issued for conversion of debt	-	-	8,881,974	8,882	-	307,768	-	316,650
Warrants issued with convertible debt	-	-	-	-	-	41,853	-	41,853
Net loss	-	-	-	-	-		(2,346,756)	(2,346,756)
Balance, June 30, 2019	4,000,000	125,000	66,030,419	66,030	-	3,177,857	(4,440,510)	(1,071,623)
Common stock issued for conversion of debt	-	-	6,108,746	6,109	-	206,436	-	212,545
Common stock issued for services	-	-	1,000,000	1,000	-	36,000	-	37,000
Net loss	-	-	-	-	-	-	(77,148)	(77,148)
Balance, September 30, 2019	4,000,000	$125,000	73,139,165	$73,139	$-	$3,420,293	$(4,517,658)	$(899,226)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	4,000,000	$125,000	116,269,466	$116,268	$4,139,395	$(5,390,490)	$(1,009,827)
Common stock issued for conversion of debt	-	-	19,741,098	19,741	278,991	-	298,732
Warrants converted to common stock	-	-	36,769,439	36,769	(36,769)	-	-
Warrant down round protection	-	-	-	-	3,349	(3,349)	-
Net loss	-	-	-	-	-	(273,522)	(273,522)
Balance, March 31, 2020	4,000,000	125,000	172,780,003	172,778	4,384,966	(5,667,361)	(984,617)
Common stock issued for cash	-	-	15,000,000	15,000	60,000	-	75,000
Warrants converted to common stock	-	-	1,120,942	1,121	(1,121)	-	-
Net income	-	-	-	-	-	38,833	38,833
Balance, June 30, 2020	4,000,000	125,000	188,900,945	188,899	4,443,845	(5,628,528)	(870,784)
Common stock issued for conversion of debt	-	-	67,639,262	67,639	361,555	-	429,194
Net loss	-	-	-	-	-	(271,474)	(271,474)
Balance, September 30, 2020	4,000,000	$125,000	256,540,207	$256,538	$4,805,400	$(5,900,002)	$(713,064)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(506,163)	$(3,015,636)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	36,263	9,075
Stock compensation expense	-	54,320
Stock compensation expense – related party	-	2,020,000
Change in fair value of derivative	(547,868)	(541,020)
Discount amortization	411,863	216,417
Loss on issuance of convertible debt	302,696	1,051,207
Changes in Operating Assets and Liabilities
Prepaid expenses	7,909	2,910
Inventory	(2,214)	-
Accounts payable	(16,144)	209
Accrued officer compensation	11,000	15,300
Accrued interest	12,021	20,193
Accrued interest – related party	16,876	16,753
Net cash used in operating activities	(273,761)	(150,272)

Cash Flows from Investing Activities:
Purchase of equipment	(36,485)	(44,331)
Other asset	-	(10,000)
Net Cash used in investing activities	(36,485)	(54,331)
Cash Flows from Financing Activities:
Repayment of loans	(2,490)	(2,350)
Proceeds from convertible notes payable	380,000	292,000
Repayment of convertible notes payable	(165,000)	-
Common stock sold for cash	75,000	-
Net cash provided by financing activities	287,510	289,650
Net change in cash	(22,736)	85,047
Cash at beginning of the period	119,574	16,640
Cash at end of the period	$96,838	$101,687
Supplemental cash flow information:
Interest paid in cash	$453	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$291,120	$146,202
Accrued interest assigned to principal of assigned note	$4,183	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2019. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2020 and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2020.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$330,537	$547,868
Total	$-	$-	$330,537	$547,868

December 31, 2019:

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	$-	$-	$626,831	$445,318
Total	$-	$-	$626,831	$445,318

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

As of September 30, 2020, the Company had approximately 106,543,000 of potentially dilutive shares of common stock from convertible debt and 15,974,026 potentially dilutive shares of common stock warrants The Company’s diluted loss per share is the same as the basic loss per share for all periods except for the nine months ended September 30, 2020, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss in those periods.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,900,002 at September 30, 2020, had a net loss of $506,163 and net cash used in operating activities of $273,761for the nine months ended September 30, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2020	December 31, 2019
Furniture/fixtures	$14,904	$14,904
Office equipment	7,136	7,136
Automobile	16,963	16,963
Tooling/Molds	141,785	105,301
Less: accumulated depreciation	(72,753)	(36,490)
Fixed assets, net	$108,035	$107,814

Depreciation expense

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $36,263 and $9,075, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of September 30, 2020, there is $45,000 and $18,774 of principal and interest due on this loan. As of December 31, 2019, there was $45,000 and $17,901 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963 The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of September 30, 2020, the balance on this loan is $9,066.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of September 30, 2020:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2019	Additions	Conversions/ Repayments	Balance September 30, 2020
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	35,000	-	(35,000)	-
Armada Investment Fund LLC	5/30/2019	2/29/2020	12%	20,850	-	(20,850)	-
BHP Capital NY Inc.	5/30/2019	2/29/2020	12%	7,394	-	(7,394)	-
Jefferson Street Capital LLC	5/30/2019	2/29/2020	12%	13,750	-	(13,750)	-
Armada Investment Fund LLC	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
BHP Capital NY Inc.	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
Jefferson Street Capital LLC	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
Power Up Lending Group LTD	1/27/2020	1/27/2021	12%	-	168,300	(168,300)	-
Granite Global Value	3/2/2020	9/2/3021	12%	-	105,500	(32,937)	72,563
Power Up Lending Group LTD	5/6/2020	5/6/2021	10%	-	69,300	-	69,300
Adar Alef, LLC	8/18/2020	8/18/2021	8%		110,250	-	110,250
			Total	$241,994	$453,350	$(443,231)	$252,113
	Less debt discount			(164,998)			(207,986)
				$76,996			$44,127

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,955,295
Decrease to derivative due to conversion	(979,290)
Derivative loss due to mark to market adjustment	(445,284)
Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	686,879
Decrease to derivative due to conversion/repayments	(732,081)
Derivative loss due to mark to market adjustment	(251,092)
Balance at September 30, 2020	$330,537

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2020 is as follows:

Inputs	September 30, 2020	Initial Valuation
Stock price	$.004	$.0094 - .55
Conversion price	$.0021 - .0026	$.003 - .244
Volatility (annual)	192.24 –248.11%	261.04% - 410.61%
Risk-free rate	.11% - .12%	.89% - 2.58%
Dividend rate	-	-
Years to maturity	.60 – .92	.75 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.0036 - .0059
Conversion price	$.0026 - .0031
Volatility (annual)	206.91% – 256.65%
Risk-free rate	.11% - .12%
Dividend rate	-
Years to maturity	.47 - .96

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of September 30, 2020 and December 31, 2019, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of September 30, 2020, total accrued interest is $39,275.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. As of September 30, 2020, there is $2,000 of accrued compensation due to Mr. Wood. The agreement expired on April 1, 2020 and has been renewed for another year.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of September 30, 2020, there is $24,000 of accrued compensation due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020.

NOTE 8 - COMMON STOCK

During the nine months ended September 30, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock.

During the nine months ended September 30, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock.

During the nine months ended September 30, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock.

During the nine months ended September 30, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock.

During the nine months ended September 30, 2020, 37,890,381 shares of common stock were issued in conversion of 50,262,343 warrants.

During the nine months ended September 30, 2020, Power Up Lending Group LTD converted $188,300 of principal and $7,650 of interest, respectively, into 62,639,262 shares of common stock.

During the nine months ended September 30, 2020, Granite Global Value converted $12,938 of principal into 5,000,000 shares of common stock.

During the nine months ended September 30, 2020, the Company sold 15,000,000 shares of common stock pursuant to the terms of its Form 1-A, Regulation A Offering Statement, for total cash proceeds of $75,000. On July 27,2020, the Company filed a Form 1- and withdrew its Offering Statement on Form 1-A originally qualified on December 16, 2019 and the Post-Qualification Amendment to such Form 1-A qualified on March 31, 2020.

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

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	63,236,369
Share price	$0.0249
Exercise Price	$0.00385
Term	2.35 – 2.70 years
Volatility	392.73 – 410.10%
Risk Free Interest Rate	1.52 – 1.53%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the six months ended September 30, 2020 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	-	$-	-
Granted	3,000,000	0.07	2.59
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	3,000,000	0.07	2.59
Granted	63,236,369	0.00385	2.56
Expired	-	-	-
Exercised	(50,262,343)	0.00385	-
Exercisable at September 30, 2020	15,974,026	$0.00385	2.09	$-

Range of Exercise Prices	Number Outstanding 9/30/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00385	15,974,026	1.84 years	$0.00385

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2020, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to September 30, 2020, Granite Global Value converted $35,775 of principal, into 17,000,000 shares of common stock.

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

Results of Operations

The three months ended September 30, 2020 compared to the three months ended September 30, 2019

We have not generated revenue in the three months ended September 30, 2020 and 2019.

Professional fees were $6,000 compared to $10,250 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $4,250, or 41.5%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees during the period.

Consulting expense was $0 compared to $37,000 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $37,000. In the prior period we had a hired a consultant for investor relation and related services. We are no longer using those services in the current period.

Compensation expense was $21,000 and $21,000 for the three months ended September 30, 2020 and 2019, respectively.

General and administrative expense (“G&A”) was $31,107 and $44,190 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $13,083, or 29.6%. The decrease in the current period can be largely attributed to a decrease in web design, development expense and other G&A expense.

Total other expense for the three months ended September 30, 2020, was $213,367. Other expense includes a gain in the change of fair value of $19,346, a loss on the issuance of convertible debt of $86,374 and interest expense of $146,339 (includes amortization of debt discount). In the prior period we had total other income of $35,292 which included a gain in the change of fair value of $164,839 and $129,537 of interest expense (includes amortization of debt discount).

Net Loss

For the three months ended September 30, 2020, we had a net loss of $271,474 as compared to a net loss of $77,148 for the three months ended September 30, 2019. The increase in net loss can be attributed to our increase in other expense.

The nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

We have not generated revenue in the nine months ended September 30, 2020 and 2019.

Professional fees were $27,725 compared to $35,650 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $7,925, or 2.2%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees during the period.

Consulting expense was $0 compared to $54,720 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $54,720. In the prior period we had a hired a consultant for investor relation and related services. We are no longer using those services in the current period.

Compensation expense was $63,000 and $2,083,000 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $2,020,000. During the prior period we issued stock to our CEO and Chairman for total non-cash expense of $2,020,000.

General and administrative expense was $161,249 and $78,318 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $82,931, or 105.9%. The increase in the current period can be largely attributed to an increase in depreciation of $27,188, development expense of $29,417, web design expense of $7,300, all related to increased efforts to fully develop our product and bring it to market. We also had an increase in investor relation expense of $20,390, for assistance with our Offering Statement.

Total other expense for the nine months ended September 30, 2020, was $254,189. Other expense includes a gain in the change of fair value of $547,868, a loss on the issuance of convertible debt of $302,696, an early payment penalty of $49,162 (expenses related to our convertible debt) and interest expense of $450,199 (includes amortization of debt discount). In the prior period we had total other expense of $763,948 which included loss on the issuance of convertible debt of $1,051,207, a gain in the change of fair value of $541,020 and $253,761 of interest expense (includes amortization of debt discount).

Net Loss

For the nine months ended September 30, 2020, we had a net loss of $506,163 as compared to a net loss of $3,015,636 for the nine months ended September 30, 2019. Our large net loss in the prior period was mainly due to the stock compensation expense discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2020 was $273,761 as compared to $150,272 of cash used in operating activities for the nine months ended September 30, 2019.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the nine months ended September 30, 2020 was $36,845 as compared to $54,331 of cash used in investing activities for the nine months ended September 30, 2019.

Cash Flows from Financing

For the nine months ended September 30, 2020, we received $380,000 from the issuance of convertible debt and repaid other convertible debt of $165,000. We also repaid $2,490 on our auto loan and received $75,000 from the sale of common stock. For the nine months ended September 30, 2019, we received $292,000 from convertible debt loans and repaid $2,350 on our auto loan.

As of September 30, 2020, we owe $225,113 to our convertible note holders.

Going Concern

As of September 30, 2020, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock.

During the nine months ended September 30, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock.

During the nine months ended September 30, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock.

During the nine months ended September 30, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock.

During the nine months ended September 30, 2020, 37,890,381 shares of common stock were issued in conversion of 50,262,343 warrants.

During the nine months ended September 30, 2020, Power Up Lending Group LTD converted $188,300 of principal and $7,650 of interest, respectively, into 62,639,262 shares of common stock.

During the nine months ended September 30, 2020, Granite Global Value converted $12,938 of principal into 5,000,000 shares of common stock.

During the nine months ended September 30, 2020, the Company sold 15,000,000 shares of common stock pursuant to the terms of its Form 1-A, Regulation A Offering Statement, for total cash proceeds of $75,000. On July 27,2020, the Company filed a Form 1- and withdrew its Offering Statement on Form 1-A originally qualified on December 16, 2019 and the Post-Qualification Amendment to such Form 1-A qualified on March 31, 2020.

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

REMSLEEP HOLDINGS, INC.

Date: November 13, 2020	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)