Form 10-K
period 2020-12-31
RemSleep Holdings Inc.
filed 2021-04-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the 135,711,957 shares of voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.0045 on June 30, 2020, at which the common equity was last sold in its most recently completed second fiscal quarter was approximately $610,700.

As of April 12, 2021, there were 405,712,834 shares of common stock outstanding.

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

Sleep problems are considered a “global epidemic,” with sleep apnea as a major contributor to the disorder. An estimated 100 million people worldwide have sleep apnea, though more than 80% of these people are undiagnosed. The market for sleep apnea diagnostic and therapeutic devices on a global level was $7.96 billion in 2011 and will reach a projected $19.72 billion by 2017, according to a study from Markets & Markets1 Nationwide in the U.S., there are more than 1,600 businesses in the Sleep Disorder Clinics market, according to research firm IBISWorld. These businesses have combined annual revenue of $7 billion and have maintained a combined annual growth rate (CAGR) of 9.8% from 2008 to 2013. “Sleep clinics have gained exposure during the period due to the rising number of sleep disorders,” states IBISWorld. “Moreover, health insurance policies are increasingly covering all or at least part of the costs of tests and, as more patients have been able to gain greater access to specialized sleep clinics, industry revenue grows.”

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

As of April 6, 2020, we had approximately 154 shareholders of record of our common stock.

Recent Issuances of Unregistered Securities

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

During the year ended December 31, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock.

During the year ended December 31, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock.

During the year ended December 31, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock.

During the year ended December 31, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock.

During the year ended December 31, 2020, 37,890,381 shares of common stock were issued in conversion of 50,262,343 warrants.

During the year ended December 31, 2020, Power Up Lending Group LTD converted $188,300 of principal and $7,650 of interest, respectively, into 62,639,262 shares of common stock.

During the year ended December 31, 2020, Granite Global Value converted $174,265 of principal into 116,523,399 shares of common stock.

During the year ended December 31, 2020, the Company sold 15,000,000 shares of common stock pursuant to the terms of its Form 1-A, Regulation A Offering Statement, for total cash proceeds of $75,000. The proceeds were used to pay for general operating expenses.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,565,942 at December 31, 2020, had a net loss of $1,175,452 (including $127,500 of non-cash stock compensation and $832,885 in losses related to convertible debt, interest and discount amortization) and net cash used in operating activities of $335,293 for the year ended December 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K.

Revenues

We generated no revenues during our fiscal years ending December 31, 2020 and 2019.

Operating Expenses

For the year ended December 31, 2020, professional fees decreased $18,535 or 30.9% to $41,525 compared to $60,060 for the year ended December 31, 2019. Professional fees consist mostly of accounting, audit and legal fees. The decrease of $18,535 in the current year is mainly attributed to a decrease in legal fees. In the prior year we incurred additional legal fees related to the preparation and filing of our Form 1-A.

Consulting expense was $5,000 compared to $54,720 for the years ended December 31, 2020 and 2019, respectively, a decrease of $49,720 or 90.9%. The decrease is due to the decrease in issuing common stock for services. In the prior year we granted common stock for total non-cash expense of $54,320. In addition, in the prior year we had a hired a consultant for investor relation and related services. We are no longer using those services in the current period. We issued no stock for services in the current year.

Compensation expense was $211,500 and $2,107,000 for the years ended December 31, 2020 and 2019, respectively. In the prior year we issued 25,000,000 common shares each to both our Chairman and CEO for services for total non-cash expense of $2,000,000. We also issued our Chairman 500,000 shares of series A preferred stock for total non-cash compensation expense of $20,000.

General and administrative expense was $211,819 and $119,504 for the years ended December 31, 2020 and 2019, respectively, an increase of $92,315 or 79.9%. The increase in the current period can be largely attributed to an increase in depreciation of $31,657, development expense of $22,922, web design expense of $10,450 and investor relation expense of $20,390, all related to increased efforts to fully develop our product and bring it to market. We also had an increase in investor relation expense of $20,390, for assistance with our Offering Statement.

Total other expense for the year ended December 31, 2020, was $705,608. Other income/expense includes $561,576 of debt discount amortization, a $350,986 loss on the issuance of convertible debt, an early payment penalty of $49,162 and a gain in the change of fair value of derivatives of $79,677. These are all expenses related to our convertible debt. We also incurred $49,958 of interest expense.

Total other expense for the year ended December 31, 2019, was $1,546,484. Other expense includes $341,011 of debt discount amortization, a $1,575,107 loss on the issuance of convertible debt and a gain in the change of fair value of derivatives of $445,318. These are all expenses related to our convertible debt. We also incurred $55,693 of interest expense.

Net Loss

For the year ended December 31, 2020, we had a net loss of $1,175,452 as compared to a net loss of $3,888,468 for the year ended December 31, 2019. Our net loss was lower in the current period primarily due to the expense associated with the other non-cash expense from the issuance of convertible debt and common stock issued for services.

Liquidity and Capital Resources

Net cash used in operating activities was $335,293 for year ended December 31, 2020. During the year ended December 31, 2019 we used cash of $236,036 in operating activities.

We used $36,710 and $96,874 on the purchase of property and equipment for years ended December 31, 2020 and 2019, respectively.

We received a net total of $366,656 from financing activities for the year ended December 31, 2020. This consisted of $460,000 from proceeds from convertible debt and $75,000 from the sale of common stock. We repaid $165,000 of our convertible debt and $3,344 against other loans. We received a net total of $435,844 from financing activities for the year ended December 31, 2019, including $439,000 from a convertible promissory note offset by repayment of related party loans of $3,156.

As of December 31, 2020, we have the following amounts due on our convertible debt.

Note Holder	Date	Maturity Date	Principal
Diamond Investments II LLC	8/28/2020	8/28/2021	$110,250
Power Up Lending Group LTD	12/18/2020	12/18/2021	$91,850

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company has issued several notes payable during the year with conversion rates that are adjustable at a discounted rate to public trading prices near the conversion date. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be accounted for as a derivative and revalued at the conversion date or each period end if still outstanding. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related features, use of a valuation model, and value of the inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•	Confirmation of notes payable and related terms, including notes paid off during the year.
•	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.
•	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.
•	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2018. Spokane, Washington
April 14, 2021

REMSLEEP HOLDINGS, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$114,227	$119,574
Inventory deposit	-	8,000
Inventory	11,064	-
Prepaid expenses	-	7,909
Total current assets	125,291	135,483

Other asset	10,000	10,000
Property and equipment, net	95,371	107,814

Total Assets	$230,662	$253,297

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$20,235	$258,198
Accrued compensation	35,000	15,000
Accrued interest	23,013	27,953
Accrued interest – related party	44,921	22,399
Convertible Notes, net of discount of $157,233 and $164,998, respectively	44,867	76,996
Derivative Liability	700,719	626,831
Loan payable – related party	179,191	179,191
Loans payable	53,212	56,556

Total Liabilities	1,101,158	1,263,124

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and 4,000,000 issued and outstanding, respectively	126,000	125,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 and 0 shares issued and outstanding, respectively	500	-
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 368,063,606 and 116,269,466 shares issued and outstanding, respectively	368,061	116,268
Additional paid in capital	5,200,885	4,139,395
Accumulated Deficit	(6,565,942)	(5,390,490)
TOTAL STOCKHOLDERS’ DEFICIT	(870,496)	(1,009,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,662	$253,297

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Operating Expenses:
Professional fees	$41,525	$60,060
Consulting	5,000	54,720
Compensation – related party	211,500	2,107,700
General and administrative	211,819	119,504

Total operating expenses	469,844	2,341,984

Loss from operations	(469,844)	(2,341,984)

Other expense:
Interest expense	(611,535)	(396,704)
Loan fees	-	(19,991)
Early payment penalty	(49,162)	-
Loss on issuance of convertible debt	(350,986)	(1,575,107)
Gain on forgiveness of debt	226,398	-
Change in fair value of derivative	79,677	445,318
Total other expense	(705,608)	(1,546,484)

Loss before income taxes	(1,175,452)	(3,888,468)

Provision for income taxes	-	-

Net Loss	$(1,175,452)	$(3,888,468)

Net loss per share, basic and diluted	$(0.01)	$(0.09)

Weighted average common shares outstanding, basic and diluted	215,671,601	45,416,843

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common stock to	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	be issued	Capital	Deficit	Total
Balance, December 31, 2018	3,500,000	$105,000	-	$-	4,315,894	$4,316	$228,604	$584,017	$(1,502,022)	$(580,085)
Common stock issued for conversion of debt	-	-	-	-	59,644,311	59,643	-	1,252,950	-	1,312,593
Common stock issued for services – related party	-	-	-	-	50,000,000	50,000	-	1,950,000	-	2,000,000
Preferred stock issued for services - related party	500,000	20,000	-	-	-	-	-	-	-	20,000
Common stock issued for services	-	-	-	-	2,309,261	2,309	(228,604)	280,615	-	54,320
Warrants issued with convertible debt	-	-	-	-	-	-	-	71,813	-	71,813
Net loss	-	-	-	-	-	-	-	-	(3,888,468)	(3,888,468)
Balance, December 31, 2019	4,000,000	125,000	-	-	116,269,466	116,268	-	4,139,395	(5,390,490)	(1,009,827)
Common stock issued for conversion of debt	-	-	-	-	198,903,759	198,903	-	910,031	-	1,108,934
Common stock issued for cash	-	-	-	-	15,000,000	15,000	-	60,000	-	75,000
Warrants converted to common stock	-	-	-	-	37,890,381	37,890	-	(37,890)	-	-
Warrant down round protection	-	-	-	-	-	-	-	3,349	-	3,349
Preferred stock issued for services - related party	1,000,000	1,000	500,000	500	-	-	-	126,000	-	127,500
Net Loss	-	-	-	-	-	-	-	-	(1,175,452)	(1,175,452)
Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$-	$5,200,885	$(6,565,942)	$(870,496)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,175,452)	$(3,888,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	49,153	17,496
Stock compensation expense	-	54,320
Stock compensation expense – related party	127,500	2,020,000
Change in fair value of derivative	(79,677)	(445,318)
Discount amortization	561,576	341,011
Loss on issuance of convertible debt	350,986	1,575,107
Gain on forgiveness of debt	(226,398)	-
Changes in Operating Assets and Liabilities:
Prepaids and other assets	7,909	4,397
Inventory	(3,064)	-
Accounts payable	(11,654)	17,799
Accrued compensation – related party	20,000	15,000
Accrued interest	21,295	30,221
Accrued interest – related party	22,533	22,399
Net cash used by operating activities	(335,293)	(236,036)

Cash Flows from Investing Activities:
Purchase of property and equipment	(36,710)	(86,874)
Other asset	-	(10,000)
Net cash used by investing activities	(36,710)	(96,874)

Cash Flows from Financing Activities:
Repayment of loans	(3,344)	(3,156)
Proceeds from convertible notes payable	460,000	439,000
Repayment of convertible notes payable	(165,000)	-
Proceeds from sale of common stock	75,000	-
Net cash provided by financing activities	366,656	435,844

Net increase in cash	(5,347)	102,934
Cash at beginning of the year	119,574	16,640
Cash at end of the year	$114,227	$119,574

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$452,477	$331,033

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 2019.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2020 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	-	-	700,719	79,677
Total	$-	$-	$700,719	$79,677

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2019 on a recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	-	-	79,677	445,318
Total	$-	$-	$79,677	$445,318

Inventory

Inventories are valued at the lower of cost or net realizable value. Management compares the cost of inventories with the net realizable value and allowance is made for writing down their inventories to net realizable value, if lower. As of December 31, 2020 and 2019, there was no allowance for slow moving or obsolete inventory. The Company periodically assessed its inventory for slow moving and/or obsolete items. If any are identified an appropriate allowance for those items is made and/or the items are deemed to be impaired.

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

 As of December 31, 2020, the Company had approximately 209,383,191 of potentially dilutive shares of common stock from convertible debt, 15,974,026 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

As of December 31, 2019, the Company had approximately 58,665,000 of potentially dilutive shares of common stock from convertible debt and 3,000,000 potentially dilutive shares of common stock warrants. The Company’s diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $6,565,942 at December 31, 2020, had a net loss of $1,175,452 (including $127,500 of non-cash stock compensation and $832,885 in losses related to convertible debt, interest and discount amortization) and net cash used in operating activities of $335,293 for the year ended December 31, 2020. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2020	December 31, 2019
Furniture/fixtures	$14,904	$14,904
Office equipment	7,136	7,136
Automobile	17,189	16,963
Tooling/Molds	141,785	105,301
Less: accumulated depreciation	(85,643)	(36,490)
Fixed assets, net	$95,371	$107,814

Depreciation expense

Depreciation expense for the years ended December 31, 2020 and 2019 was $49,153 and $17,496, respectively.

NOTE 4 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of December 31, 2020, there is $45,000 and $19,355 of principal and interest due on this loan. As of December 31, 2019, there is $45,000 and $17,091 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of December 31, 2020 and 2019 there is $8,212 and $11,556, respectively, due on this loan.

NOTE 5 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of December 31, 2020:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2019	Additions	Conversions/ Repayments	Balance December 31, 2020
Odyssey Capital Funding, LLC	5/3/2019	5/3/2020	12%	35,000	-	(35,000)	-
Armada Investment Fund LLC	5/30/2019	2/29/2020	12%	20,850	-	(20,850)	-
BHP Capital NY Inc.	5/30/2019	2/29/2020	12%	7,394	-	(7,394)	-
Jefferson Street Capital LLC	5/30/2019	2/29/2020	12%	13,750	-	(13,750)	-
Armada Investment Fund LLC	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
BHP Capital NY Inc.	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
Jefferson Street Capital LLC	10/4/2019	7/4/2020	12%	55,000	-	(55,000)	-
Power Up Lending Group LTD	1/27/2020	1/27/2021	12%	-	168,300	(168,300)	-
Granite Global Value	3/2/2020	9/2/3021	12%	-	165,800	(165,800)	-
Granite Global Value	5/6/2020	5/6/2021	10%	-	154,800	(154,800)	-
Diamond Investments II LLC	8/28/2020	8/28/2021	8%	-	110,250	-	110,250
Power Up Lending Group LTD	12/18/2020	12/18/2021	10%	-	91,850	-	91,850
			Total	$241,994	$691,000	$(730,894)	$202,100
		Less debt discount		(164,998)			(157,233)
				$76,996			$44,867

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2018	96,110
Increase to derivative due to new issuances	1,955,295
Decrease to derivative due to conversion	(979,290)
Derivative loss due to mark to market adjustment	(445,284)
Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	891,730
Decrease to derivative due to conversion/repayments	(897,519)
Derivative loss due to mark to market adjustment	79,677
Balance at December 31, 2020	$700,719

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2020 is as follows:

Inputs	December 31, 2020	Initial Valuation
Stock price	$.004	$.0094 - .55
Conversion price	$.0008 - .0014	$.003 - .244
Volatility (annual)	163.89 –218.71%	258.36% - 410.61%
Risk-free rate	.09% - .10%	.09% - 2.58%
Dividend rate	-	-
Years to maturity	.66 – .96	.75 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price (1)	$.0014 - .0036
Conversion price (2)	$.0009 - .0023
Volatility (annual)	209.37 – 248.20
Risk-free rate	.10% - .13
Dividend rate	-
Years to maturity	.81 - .99

(1)	Company used the average of the stock prices of the dates of conversion.

(2)	Company used the average of the stock prices applicable to the conversion terms.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of December 31, 2020 and December 31, 2019, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2020, total accrued interest is $44,921.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. In addition to Mr. Wood’s regular compensation, he received $6,700 in bonuses in 2019. As of December 31, 2020 and 2019, there is $2,000 and $0 of accrued compensation, respectively, due to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of December 31, 2020 and 2019, there is $33,000 and $24,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years.

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

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

During the years ended December 31, 2020 and 2019, the Company paid $22,650 and $14,200, respectively, to the brother of the CEO for website design and other computer related services.

During the years ended December 31, 2020 and 2019, the Company paid $1,000 and $0, respectively, to the son of the CEO for services.

NOTE 7 - COMMON STOCK

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

During the year ended December 31, 2020, Armada Capital Partners LLC converted $20,850 and $110 of principal and interest, respectively, into 5,202,346 shares of common stock. As of December 31, 2020, this loan has been fully converted.

During the year ended December 31, 2020, BHP Capital NY Inc converted $7,394 and $35 of principal and interest, respectively, into 1,919,620 shares of common stock. As of December 31, 2020, this loan has been fully converted.

During the year ended December 31, 2020, Jefferson Street Capital LLC converted $13,750 of principal and $2,205 of interest, respectively, into 3,989,090 shares of common stock. As of December 31, 2020, this loan has been fully converted.

During the year ended December 31, 2020, Odyssey Capital Funding LLC converted $35,000 of principal and $2,890 of interest, respectively, into 8,630,042 shares of common stock. As of December 31, 2020, this loan has been fully converted.

During the year ended December 31, 2020, 37,890,381 shares of common stock were issued in conversion of 50,262,343 warrants.

During the year ended December 31, 2020, Power Up Lending Group LTD converted $188,300 of principal and $7,650 of interest, respectively, into 62,639,262 shares of common stock. As of December 31, 2020, this loan has been fully converted.

During the year ended December 31, 2020, Granite Global Value converted $174,265 of principal into 116,523,399 shares of common stock.

During the year ended December 31, 2020, the Company sold 15,000,000 shares of common stock pursuant to the terms of its Form 1-A, Regulation A Offering Statement, for total cash proceeds of $75,000. On July 27,2020, the Company filed a Form 1- and withdrew its Offering Statement on Form 1-A originally qualified on December 16, 2019 and the Post-Qualification Amendment to such Form 1-A qualified on March 31, 2020.

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

See Note 6 for preferred stock issued to a related party.

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

The provision for Federal income tax consists of the following December 31:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$221,700	$817,000
Less: valuation allowance	(221,700)	(817,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$1,343,000	$1,132,000
Less: valuation allowance	(1,343,000)	(1,132,000)
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $1,343,000 that maybe offset against future taxable income.  No tax benefit has been reported in the December 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $211,000.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

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

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	63,236,369
Share price	$0.0249
Exercise Price	$0.00385
Term	2.35 – 2.70 years
Volatility	392.73 – 410.10%
Risk Free Interest Rate	1.52 – 1.53%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

Activity for the years ended December 31, 2020 and 2019 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	-	$-	-
Granted	3,000,000	0.07	2.59
Expired	-	-	-
Exercised	-	-	-
Outstanding at December 31, 2019	3,000,000	0.07	2.59
Granted	63,236,369	0.00385	2.56
Expired	-	-	-
Exercised	(50,262,343)	0.00385	-
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$-

Range of Exercise Prices	Number Outstanding 12/31/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00385	15,974,026	2.06 years	$0. 00385

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2020, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2020, Granite Global Value converted $22,590 into 37,649,228 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2020, these disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer who also acts as our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer concluded that, as of December 31, 2020, these disclosure controls and procedures were not effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period December 31, 2020.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the fiscal year December 31, 2020, our internal control over financial reporting were not effective at that reasonable assurance level. The following aspects of the Company were noted as potential material weaknesses:

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2020, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	72	Chairman and Director
Tom Wood	74	Chief Executive Officer and Director
Jonathan B. Lane	60	Vice President and Chief Technology Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2020, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird	2020	$18,000	$0	$63,750	$0	$0	$0	$0	$81,750
(Chairman)	2019	$36,000	$0	$1,020,000	$0	$0	$0	$0	$1,056,000
Tom Wood	2020	$46,000	$0	$63,750	$0	$0	$0	$0	$109,750
(Executive Officer)	2019	$45,000	$6,700	$1,000,000	$0	$0	$0	$0	$1,051,700
Jonathan B. Lane	2020	$15,000	$0	$0	$0	$0	$0	$0	$15,000
(Vice President and Chief Technology Officer)	2019	$6,000	$0	$0	$0	$0	$0	$0	$6,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2020.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 6, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	26,219,494	6.7%
Tom Wood, CEO (4)	25,969,494	6.4%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	13.1%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 405,712,834 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 2202 N. West Shore Blvd, Suite 200, Tampa, FL 33607.

(3)	Russell Bird also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

(4)	Tom Wood also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of December 31, 2020 and December 31, 2019, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2020, total accrued interest is $44,921.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more year. In addition to Mr. Wood’s regular compensation, he received $6,700 in bonuses in 2019. As of December 31, 2020 and 2019, there is $2,000 and $0 of accrued compensation, respectively, due to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of December 31, 2020 and 2019, there is $33,000 and $24,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years.

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

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 500,000 shares of Series A preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, for total non-cash compensation expense of $1,250. The closing price for common stock was deemed an acceptable method for valuation as one share of Series A preferred stock is convertible into one share of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Bird for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

On November 23, 2020, the Company granted 250,000 shares of Series B preferred stock to Mr. Wood for services rendered to the Company. The shares were valued at $0.0025, the closing stock price of the Company’s common shares on the date of grant, multiplied by 100, for total non-cash compensation expense of $62,500. The closing price for common stock multiplied by 100 was deemed an acceptable method for valuation as one share of Series B preferred stock is convertible into 100 shares of common stock.

During the years ended December 31, 2020 and 2019, the Company paid $22,650 and $14,200, respectively, to the brother of the CEO for website design and other computer related services.

During the years ended December 31, 2020 and 2019, the Company paid $1,000 and $0, respectively, to the son of the CEO for services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2020 and 2019 amounted to $18,500 and $20,750, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2020 and 2019 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $3,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2020 and 2019 was $0.

All Other Fees

During the fiscal years ended December 31, 2020 and 2019, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date:	April 14, 2021

By:	/s/ Russell Bird
Russell Bird
Chairman of the Board

Date:	April 14, 2021