Form 10-Q
period 2021-03-31
RemSleep Holdings Inc.
filed 2021-05-17
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of as of May 13, 2021, there were 501,218,704 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$158,873	$114,227
Inventory	11,064	11,064
Total current assets	169,937	125,291

Other asset	10,000	10,000
Property and equipment, net	100,186	95,371

Total Assets	$280,123	$230,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$33,542	$20,235
Accrued compensation	40,000	35,000
Accrued interest	42,901	23,013
Accrued interest – related party	50,567	44,921
Convertible Notes, net of discount of $279,159 and $157,233, respectively	152,277	44,867
Derivative Liability	453,216	700,719
Loan payable – related party	179,191	179,191
Loans payable	52,345	53,212

Total Liabilities	1,004,039	1,101,158

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	126,000	126,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 443,049,571 and 368,063,606 shares issued and outstanding, respectively	443,047	368,061
Common stock to be issued	-
Additional paid in capital	5,743,945	5,200,885
Accumulated Deficit	(7,037,408)	(6,565,942)
TOTAL STOCKHOLDERS’ DEFICIT	(723,916)	(870,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,123	$230,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

Operating Expenses:
Professional fees	$24,598	$9,725
Compensation expense – related party	21,000	21,000
General and administrative	48,666	48,667

Total operating expenses	94,264	79,392

Loss from operations	(94,264)	(79,392)

Other expenses:
Interest expense	(166,573)	(160,640)
Default penalty of convertible note	(162,798)	-
Loss on issuance of convertible debt	(442,979)	(186,365)
Change in fair value of derivative	395,148	152,875
Total other expense	(377,202)	(194,130)

Loss before income taxes	(471,466)	(273,522)

Provision for income taxes	-	-

Net Loss	$(471,466)	$(273,522)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	406,969,823	149,584,188

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2021

(UNAUDITED)

	Series A Preferred Shares	Series A Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	4,000,000	$125,000	116,269,466	$116,268	$4,139,395	$(5,390,490)	$(1,009,827)
Common stock issued for conversion of debt	-	-	19,741,098	19,741	278,991	-	298,732
Warrants converted to common stock	-	-	36,769,439	36,769	(36,769)	-	-
Warrant down round protection	-	-	-	-	3,349	(3,349)	-
Net loss	-	-	-	-	-	(273,522)	(273,522)
Balance, March 31, 2020	4,000,000	$125,000	172,780,003	$172,778	$4,384,966	$(5,667,361)	$(984,617)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$5,200,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	-	-	-	-	74,985,965	74,986	467,990	-	542,976
Warrants issued with convertible debt	-	-	-	-	-	-	75,070	-	75,070
Net Loss	-	-	-	-	-	-	-	(471,466)	(471,466)
Balance, March 31, 2021	5,000,000	$126,000	500,000	$500	443,049,571	$443,047	$5,743,945	$(7,037,408)	$(723,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(471,466)	$(273,522)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	12,890	11,117
Change in fair value of derivative	(395,148)	(152,875)
Discount amortization	138,622	145,740
Loss on issuance of convertible debt	442,979	186,385
Default penalty of convertible note	162,798	-
Changes in Operating Assets and Liabilities
Prepaid expenses	-	7,909
Inventory	-	(1,039)
Accounts payable	13,306	(16,520)
Accrued officer compensation	5,000	(1,000)
Accrued interest	22,191	10,570
Accrued interest – related party	5,646	5,646
Net cash used in operating activities	(63,182)	(77,589)

Cash Flows from Investing Activities:
Purchase of equipment	(17,705)	(7,500)
Net Cash used in investing activities	(17,705)	(7,500)

Cash Flows from Financing Activities:
Repayment of loans	(867)	(818)
Proceeds from convertible notes payable	126,400	220,000
Net cash provided by financing activities	125,533	219,182

Net change in cash	44,646	134,093
Cash at beginning of the period	114,227	119,574
Cash at end of the period	$158,873	$253,667

Supplemental cash flow information:
Interest paid in cash	$114	$-
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$86,915	$82,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2021
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2020. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2021 and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2021.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020:

March 31, 2021:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$-	$-	$453,216	$395,148
Total	$-	$-	$453,216	$395,148

December 31, 2020:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$-	$-	$700,719	$79,677
Total	$-	$-	$700,719	$79,677

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

As of March 31, 2021, the Company had approximately 73,121,000 of potentially dilutive shares of common stock from convertible debt and 170,974,026 potentially dilutive shares of common stock warrants.

As of March 31, 2020, the Company had approximately 114,812,000 of potentially dilutive shares of common stock from convertible debt and 19,561,039 potentially dilutive shares of common stock warrants.

The Company’s diluted loss per share is the same as the basic loss per share for all periods, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss in those periods.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $7,037,408 at March 31, 2021, had a net loss of $471,466 and net cash used in operating activities of $63,182 for the three months ended March 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is in the final stages of product development and plans to begin selling its product in 2021. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2021	December 31, 2020
Furniture/fixtures	$14,904	$14,904
Office equipment	7,136	7,136
Automobile	17,189	17,189
Tooling/Molds	159,490	141,785
Less: accumulated depreciation	(98,533)	(85,643)
Fixed assets, net	$100,186	$95,371

Depreciation expense

Depreciation expense for the three months ended March 31, 2021 and 2020 was $12,890 and $11,117, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of March 31, 2021, there is $45,000 and $19,896 of principal and interest due on this loan. As of December 31, 2020, there is $45,000 and $19,355 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of March 31, 2021 and December 31, 2020 there is $7,345 and $8,212, respectively, due on this loan.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of March 31, 2021:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2020	Additions	Conversions/ Repayments	Balance March 31, 2021
Diamond Investments II LLC	8/28/2020	8/28/2021	8%	110,250	-	(55,125)	55,125
Power Up Lending Group LTD	12/18/2020	12/18/2021	10%	91,850	-	-	91,850
Granite Global Investments Ltd	10/26/2020	11/6/2021	24.5%	-	162,798	(29,487)	133,311
Granite Global Investments Ltd	1/6/2021	6/6/2021	12%	-	31,000	-	31,000
Granite Global Investments Ltd	1/30/2021	6/6/2021	12%	-	36,000	-	36,000
Power Up Lending Group LTD	2/22/2021	2/22/2022	10%	-	84,150	-	84,150
			Total	$202,100	$313,948	$(84,612)	$431,436
		Less debt discount		(157,233)			(279,159)
				$44,867			$152,277

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	808,643
Decrease to derivative due to conversion/repayments	(897,519)
Derivative loss due to mark to market adjustment	162,764
Balance at December 31, 2020	700,719
Increase to derivative due to new issuances	603,737
Decrease to derivative due to conversion/repayments	(456,092)
Derivative loss due to mark to market adjustment	(395,148)
Balance at March 31, 2021	$453,216

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 is as follows:

Inputs	March 31, 2021	Initial Valuation
Stock price	$.009	$.0018 - .003
Conversion price	$.0036 - .0057	$.002 - .0057
Volatility (annual)	169.93 – 233.34%	203.69% - 233.34%
Risk-free rate	.05% - .06%	.07% - .09%
Dividend rate	-	-
Years to maturity	.41 – .90	.83 - 1

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of March 31, 2021 and December 31, 2020, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of March 31, 2021, total accrued interest is $44,921.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. As of March 31, 2021 and December 31, 2020, there is $0 and $2,000 of accrued compensation, respectively, due to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of March 31, 2021 and December 31, 2020, there is $40,000 and $33,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years.

NOTE 8 - COMMON STOCK

During the three months ended March 31, 2021, Diamond Investments converted $55,125 of principal and $2,303 of interest, into 17,091,667 shares of common stock.

During the three months ended March 31, 2021, Granite Global Value converted $29,487 of principal into 57,894,298 shares of common stock.

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

NOTE 10 - WARRANTS

On January 6, 2021, the Company issued 35,000,000 warrants to Granite Global Investments Ltd in conjunction with convertible debt. The warrants are exercisable for 5 years at $.006 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $24,440, accounted for in additional paid in capital.

Warrants	35,000,000
Share price	$0.0033
Exercise Price	$0.006
Term	5 years
Volatility	353%
Risk Free Interest Rate	.43%
Dividend rate	-

On January 30, 2021, the Company issued 120,000,000 warrants to Granite Global Investments Ltd in conjunction with convertible debt. The warrants are exercisable for 5 years at $.0003 per share. The warrants were evaluated for purposes of classification between liability and equity. The warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Using the fair value calculation, the relative fair value between the debt issued and the warrants was calculated to determine the warrants recorded equity amount of $33,652, accounted for in additional paid in capital.

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	120,000,000
Share price	$0.0043
Exercise Price	$0.0003
Term	5 years
Volatility	352%
Risk Free Interest Rate	0.45%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,000,000	$0.07	2.59	$-
Granted	63,236,369	$0.00385	2.56	$-
Expired	-	$-	-	$-
Exercised	(50,262,343)	$0.00385	-	$-
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$-
Granted	155,000,000	$0.002	4.82	$-
Expired	-	$-	-	$-
Exercised	-	$-	-	$-
Exercisable at March 31, 2021	170,974,026	$0.002	4.54	$-

Range of Exercise Prices	Number Outstanding 3/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0003 - $0.07	170,974,026	4.54 years	$0.01

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to March 31, 2021, Granite Global Value converted $12,068 of principal, into 22,108,173 shares of common stock.

Subsequent to March 31, 2021, Diamond Investments converted $55,125 of principal and $2,756 of interest into 12,862,500 shares of common stock.

Subsequent to March 31, 2021, Jefferson Street Capital LLC converted warrants into 20,529,196 shares of common stock.

Subsequent to March 31, 2021, BHP Capital NY Inc. converted warrants into 2,669,264 shares of common stock.

Subsequent to March 31, 2021, the Company received $125,000 from PowerUp Lending from a newly issued convertible note.

Subsequent to March 31, 2021, the Company received $85,500 from Granite Global Value from a newly issued convertible note.

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

Results of Operations

The three months ended March 31, 2021 compared to the three months ended March 31, 2021

We have not generated any revenue to date.

Professional fees were $24,598 compared to $9,725 for the three months ended March 31, 2021 and 2020, respectively, an increase of $14,873, or 152.9%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in both audit and legal fees during the period.

Compensation expense was $21,000 and $21,000 for the three months ended March 31, 2021 and 2020, respectively.

General and administrative expense (“G&A”) was $48,666 and $48,667 for the three months ended March 31, 2021 and 2020, respectively.

Total other expense for the three months ended March 31, 2021, was $377,202. Other expense includes a gain in the change of fair value of $395,148, a loss on the issuance of convertible debt of $442,979, a penalty for default on convertible debt of $162,798 and interest expense of $166,573 (includes $138,622 amortization of debt discount). In the prior period we had total other expense of $194,130 which included a gain in the change of fair value of $152,875, a loss on the issuance of convertible debt of $186,365 and $160,640 of interest expense (includes $145,740 amortization of debt discount).

Net Loss

For the three months ended March 31, 2021, we had a net loss of $471,466 as compared to a net loss of $273,522 for the three months ended March 31, 2020. The increase in net loss can be attributed to our increase in other expense.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2021 was $63,182 as compared to $77,589 of cash used in operating activities for the three months ended March 31, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the three months ended March 31, 2021 was $17,705 as compared to $7,500 of cash used in investing activities for the three months ended March 31, 2020.

Cash Flows from Financing

For the three months ended March 31, 2021, we received $126,400 from the issuance of convertible debt. We also repaid $867 on our auto loan. For the three months ended March 31, 2020, we received $220,000 from convertible debt loans and repaid $818 on our auto loan.

As of March 31, 2021, we owe $431,436 to our convertible note holders.

Going Concern

As of March 31, 2021, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, Diamond Investments converted $55,125 of principal and $2,303 of interest, into 17,091,667 shares of common stock.

During the three months ended March 31, 2021, Granite Global Value converted $29,487 of principal into 57,894,298 shares of common stock.

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

REMSLEEP HOLDINGS, INC.

Date: May 17, 2021	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)