Form 10-Q
period 2021-09-30
RemSleep Holdings Inc.
filed 2021-11-12
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11,  2021, there were 966,267,969  shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC. CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,363,944	$114,227
Inventory	19,086	11,064
Total current assets	2,383,030	125,291

Other asset	10,000	10,000
Property and equipment, net	92,607	95,371

Total Assets	$2,485,637	$230,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$17,051	$20,235
Accrued compensation	47,000	35,000
Accrued interest	40,434	23,013
Accrued interest – related party	61,859	44,921
Convertible Notes, net of discount of $373,694 and $157,233, respectively	120,831	44,867
Derivative Liability	607,806	700,719
Loan payable – related party	179,191	179,191
Loans payable	48,443	53,212

Total Liabilities	1,122,615	1,101,158

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	126,000	126,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 944,402,837 and 368,063,606 shares issued and outstanding, respectively	944,400	368,061
Additional paid in capital	10,525,384	5,200,885
Accumulated Deficit	(10,233,262)	(6,565,942)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,363,022	(870,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,485,637	$230,662

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Expenses:
Professional fees	$7,500	$6,000	$59,643	$27,725
Compensation expense – related party	21,000	21,000	63,000	63,000
Development expense	16,666	962	95,608	47,901
General and administrative	36,697	30,145	92,962	113,348

Total operating expenses	81,863	58,107	311,213	251,974

Loss from operations	(81,863)	(58,107)	(311,213)	(251,974)

Other income (expense):
Interest expense	(240,797)	(146,339)	(646,382)	(450,199)
Default penalty of convertible note	-	-	(162,798)	-
Loss on issuance of convertible debt	(70,675)	(86,374)	(612,844)	(302,696)
Early payment penalty	-	-	-	(49,162)
Change in fair value of derivative	(438,824)	19,346	(1,934,083)	547,868
Total other expense	(750,296)	(213,367)	(3,356,107)	(254,189)

Loss before income taxes	(832,159)	(271,474)	(3,667,320)	(506,163)

Provision for income taxes	-	-	-	-

Net Loss	$(832,159)	$(271,474)	$(3,667,320)	$(506,163)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	691,368,096	226,189,484	569,840,600	186,400,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021 (UNAUDITED)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,000,000	$125,000	116,269,466	$116,268	$4,139,395	$(5,390,490)	$(1,009,827)
Common stock issued for conversion of debt	-	-	19,741,098	19,741	278,991	-	298,732
Warrants converted to common stock	-	-	36,769,439	36,769	(36,769)	-	-
Warrant down round protection	-	-	-	-	3,349	(3,349)	-
Net loss	-	-	-	-	-	(273,522)	(273,522)
Balance, March 31, 2020	4,000,000	125,000	172,780,003	172,778	4,384,966	(5,667,361)	(984,617)
Common stock issued for cash	-	-	15,000,000	15,000	60,000	-	75,000
Warrants converted to common stock	-	-	1,120,942	1,121	(1,121)	-	-
Net income	-	-	-	-	-	38,833	38,833
Balance, June 30, 2020	4,000,000	125,000	188,900,945	188,899	4,443,845	(5,628,528)	(870,784)
Common stock issued for conversion of debt	-	-	67,639,262	67,639	361,555	-	429,194
Net loss	-	-	-	-	-	(271,474)	(271,474)
Balance, September 30, 2020	4,000,000	$125,000	256,540,207	$256,538	$4,805,400	$(5,900,002)	$(713,064)

REMSLEEP HOLDINGS, INC. CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2021 (UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$5,200,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	-	-	-	-	74,985,965	74,986	467,990	-	542,976
Warrants issued with convertible debt	-	-	-	-	-	-	75,070	-	75,070
Net Loss	-	-	-	-	-	-	-	(471,466)	(471,466)
Balance, March 31, 2021	5,000,000	126,000	500,000	500	443,049,571	443,047	5,743,945	(7,037,408)	(723,916)
Common stock issued for conversion of debt	-	-	-	-	87,252,322	87,252	2,114,742	-	2,201,994
Common stock issued for conversion of warrants	-	-	-	-	43,478,695	43,479	(43,479)	-	-
Common stock issued for cash	-	-	-	-	12,800,000	12,800	83,200	-	96,000
Warrants issued with convertible debt	-	-	-	-	-	-	106,722	-	106,722
Beneficial conversion feature	-	-	-	-			30,000		30,000
Net Loss	-	-	-	-	-	-	-	(2,363,695)	(2,363,695)
Balance, June 30, 2021	5,000,000	126,000	500,000	500	586,580,588	586,578	8,035,130	(9,401,103)	(652,895)
Common stock issued for conversion of debt	-	-	-	-	97,822,249	97,822	800,254	-	898,076
Common stock issued cash	-	-	-	-	260,000,000	260,000	1,690,000	-	1,950,000
Net Loss	-	-	-	-	-	-	-	(832,159)	(832,159)
Balance, September 30, 2021	5,000,000	$126,000	500,000	$500	944,402,837	$944,400	$10,525,384	$(10,233,262)	$1,363,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,667,320)	$(506,163)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	41,208	36,263
Change in fair value of derivative	1,934,083	(547,868)
Discount amortization	559,732	411,863
Loss on issuance of convertible debt	612,844	302,696
Default penalty of convertible note	162,798	-
Changes in Operating Assets and Liabilities
Prepaid expenses		7,909
Inventory	(8,022)	(2,214)
Accounts payable	(3,184)	(16,144)
Accrued officer compensation	12,000	11,000
Accrued interest	69,554	12,021
Accrued interest – related party	16,938	16,876
Net cash used in operating activities	(269,369)	(273,761)

Cash Flows from Investing Activities:
Purchase of equipment	(38,444)	(36,485)
Net Cash used in investing activities	(38,444)	(36,485)

Cash Flows from Financing Activities:
Repayment of loans	(4,770)	(2,490)
Proceeds from convertible notes payable	516,300	380,000
Repayment of convertible notes payable	-	(165,000)
Common stock sold for cash	2,046,000	75,000
Net cash provided by financing activities	2,557,530	287,510

Net change in cash	2,249,717	(22,736)
Cash at beginning of the period	114,227	119,574
Cash at end of the period	$2,363,944	$96,838

Supplemental cash flow information:
Interest paid in cash	$306	$453
Taxes paid	$-	$-
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$517,724	$291,120
Accrued interest assigned to principal of assigned note	$-	$4,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2020. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2021 and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2021.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2021.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020:

September 30, 2021:

Description	Level 1	Level 2	Level 3	Total Loss
Derivative	$-	$-	$607,806	$(1,934,083)
Total	$-	$-	$607,806	$(1,934,083)

December 31, 2020:

Description	Level 1	Level 2	Level 3	Total Gains
Derivative	$-	$-	$700,719	$79,677
Total	$-	$-	$700,719	$79,677

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

As of September 30, 2021, the Company had 34,158,048 of potentially dilutive shares of common stock from convertible debt, 217,474,026 potentially dilutive shares of common stock warrants and 55,000,000 potentially dilutive shares of common stock from Series A and B preferred stock.

As of September 30, 2020, the Company had 106,543,000 of potentially dilutive shares of common stock from convertible debt and 15,974,026 potentially dilutive shares of common stock warrants.

The Company’s diluted loss per share is the same as the basic loss per share for all periods, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss in those periods.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluation the impact this ASU will have on its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,233,262 at September 30, 2021, had a net loss of $3,356,107 (approximately $3,356,000 was non-cash other expense) and net cash used in operating activities of $269,369 for the nine months ended September 30, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is in the final stages of product development and plans to begin selling its product in Q1 of 2022. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2021	December 31, 2020
Furniture/fixtures	$14,904	$14,904
Office equipment	10,375	7,136
Automobile	17,189	17,189
Tooling/Molds	176,990	141,785
Less: accumulated depreciation	(126,851)	(85,643)
Fixed assets, net	$92,607	$95,371

Depreciation expense

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $41,208 and $36,263, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of September 30, 2021, there is $45,000 and $21,018 of principal and interest due on this loan. As of December 31, 2020, there is $45,000 and $19,355 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. As of September 30, 2021 and December 31, 2020 there is $3,443 and $8,212, respectively, due on this loan.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of September 30, 2021:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2020	Additions	Conversions/ Repayments	Balance September 30, 2021
Diamond Investments II LLC	8/28/2020	8/28/2021	8%	110,250	-	(110,250)	-
Power Up Lending Group LTD	12/18/2020	12/18/2021	10%	91,850	-	(91,850)	-
Granite Global Investments Ltd	10/26/2020	11/6/2021	24.5%	-	162,798	(162,798)	-
Granite Global Investments Ltd	1/6/2021	1/6/2022	12%	-	31,000	(31,000)	-
Granite Global Investments Ltd	1/30/2021	1/30/2022	12%	-	36,000	-	36,000
Power Up Lending Group LTD	2/22/2021	2/22/2022	10%	-	84,150	(84,150)	-
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	-	36,500	-	36,500
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	-	91,850	-	91,850
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	-	100,000	-	100,000
Granite Global Investments Ltd	5/3/2021	5/3/2022	10%	-	53,625	-	53,625
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	-	58,850	-	58,850
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	-	58,850	-	58,850
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	-	58,850	-	58,850
			Total	$202,100	$772,473	$(480,048)	$494,525
		Less debt discount		(157,233)			(373,694)
				$44,867			$120,831

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	808,643
Decrease to derivative due to conversion/repayments	(897,519)
Derivative loss due to mark to market adjustment	162,764
Balance at December 31, 2020	700,719
Increase to derivative due to new issuances	907,554
Decrease to derivative due to conversion/repayments	(2,934,550)
Derivative loss due to mark to market adjustment	1,934,083
Balance at September 30, 2021	$607,806

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 is as follows:

Inputs	September 30, 2021	Initial Valuation
Stock price	$.0022	$.0018 - .0138
Conversion price	$.0094	$.002 - .0098
Volatility (annual)	234.92 – 246.30%	203.69% - 246.30%
Risk-free rate	.05% - .09%	.07% - .09%
Dividend rate	-	-
Years to maturity	.52 – .98	.83 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.092 - .0209
Conversion price	$.003 - .0083
Volatility (annual)	259.05% – 293.57%
Risk-free rate	.05% - .06%
Dividend rate	-
Years to maturity	.31 - .50

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of September 30, 2021 and December 31, 2020, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of September 30, 2021, total accrued interest is $61,859.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. As of September 30, 2021 and December 31, 2020, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of September 30, 2021 and December 31, 2020, there is $45,000 and $33,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years.

NOTE 8 - COMMON STOCK

During the nine months ended September 30, 2021, Diamond Investments converted $110,250 of principal and $5,059 of interest, into 29,954,167 shares of common stock.

During the nine months ended September 30, 2021, Granite Global Value converted $210,962 of principal and interest into 205,438,930 shares of common stock.

During the nine months ended September 30, 2021, Power Up Lending Group LTD converted $180,175 of principal and interest into 24,667,439 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 43,478,695 shares of common stock for the conversion of warrants.

During the nine months ended September 30, 2021, the Company sold 272,800,000 shares of common stock for total cash proceeds of $2,046,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

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

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	10,000,000
Share price	$0.026
Exercise Price	$0.012
Term	5 years
Volatility	319%
Risk Free Interest Rate	0.87%
Dividend rate	-

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,000,000	$0.07	2.59	$-
Granted	63,236,369	$0.00385	2.56	$-
Expired	-	$-	-	$-
Exercised	(50,262,343)	$0.00385	-	$-
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$-
Granted	201,500,000	$0.0029	4.62	$-
Expired	-	$-	-	$-
Exercised	15,974,026	$-	-	$-
Exercisable at September 30, 2021	201,500,000	$0.0029	4.62	$3,848,650

Range of Exercise Prices	Number Outstanding 9/30/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0003 - $0.012	201,500,000	4.37 years	$0.0029

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to September 30, 2021, the Company sold 16,000,000  shares of common stock to for total cash proceeds of $145,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

Subsequent to September 30, 2021, Power Up converted $56,063 of principal and interest, into 5,865,132 shares of common stock.

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

Results of Operations

The three months ended September 30, 2021 compared to the three months ended September 30, 2020

We have not generated any revenue to date.

Professional fees were $7,500 compared to $6,000 for the three months ended September 30, 2021 and 2020, respectively, an increase of $1,500, or 25%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in accounting and audit fees.

Compensation expense was $21,000 and $21,000 for the three months ended September 30, 2021 and 2020, respectively.

Development expense was $16,666 and $962 for the three months ended September 30, 2021 and 2020, respectively, an increase of $15,704. Development expense increased over the prior period as we work to bring our product to market.

General and administrative expense (“G&A”) was $36,697 and $30,145 for the three months ended September 30, 2021 and 2020, respectively, an increase of $6,552, or 21.7%. The increase is largely due to an increase in edgar fees of $2,723 and other office expense.

Total other expense for the three months ended September 30, 2021, was $750,296. Other expense includes a loss in the change of fair value of $438,824, a loss on the issuance of convertible debt of $70,765, and interest expense of $240,797 (includes $213,038 amortization of debt discount). In the prior period we had total other expense of $213,367 which included $136,922 of debt discount amortization, a loss on the issuance of convertible debt of $86,374, a gain in the change of fair value of $19,346 and $9,417 of interest expense.

Net Loss

For the three months ended September 30, 2021, we had a net loss of $832,159 as compared to a loss of $271,474 for the three months ended September 30, 2020. The increase in net loss can be attributed to our increase in other expense as discussed above.

The nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

We have not generated any revenue to date.

Professional fees were $59,643 compared to $27,726 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $31,918, or 115.1%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal and audit fees associated with the filing of our Reg A.

Compensation expense was $63,000 and $63,000 for the nine months ended September 30, 2021 and 2020, respectively.

Development expense was $95,608 and $47,901 for the nine months ended September 30, 2021 and 2020, respectively, an increase of $47,707 or 99.6%. Development expense increased over the prior period as we work to bring our product to market.

G&A expense was $92,962 and $113,348 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $20,386, or 18%. The decrease is largely due to a decrease of $20,390 for investor relation services.

Total other expense for the nine months ended September 30, 2021, was $3,356,107. Other expense includes a loss in the change of fair value of $1,934,083, a loss on the issuance of convertible debt of $612,844, a penalty for default on convertible debt of $162,798 and interest expense of $646,382 (includes $559,732 amortization of debt discount). Total other expense for the nine months ended September 30, 2020, was $254,189. Other expense includes $410,362 of debt discount amortization, a gain in the change of fair value of $547,868, a loss on the issuance of convertible debt of $302,696, an early payment penalty of $49,162 (expenses related to our convertible debt) and interest expense of $39,837.

Net Loss

For the nine months ended September 30, 2021, we had a net loss of $3,667,320 as compared to $506,163 for the nine months ended September 30, 2020. The increase in net loss can be attributed to our increase in other expense as discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2021 was $269,369 as compared to $273,761 of cash used in operating activities for the nine months ended September 30, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the nine months ended September 30, 2021 was $38,444 as compared to $36,485 of cash used in investing activities for the nine months ended September 30, 2020.

Cash Flows from Financing

For the nine months ended September 30, 2021, we received $516,300 from the issuance of convertible debt and $2,046,000 from the sale of common stock. We also repaid $4,769 on our auto loan. For the nine months ended September 30, 2020, we received $380,000 from convertible debt loans and repaid $165,000. We also received $75,000 from the sale of common stock and repaid $2,490 on our auto loan.

As of September 30, 2021, we owe $494,525 to our convertible note holders.

Going Concern

As of September 30, 2021, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2021, Diamond Investments converted $110,250 of principal and $5,059 of interest, into 29,954,167 shares of common stock.

During the nine months ended September 30, 2021, Granite Global Value converted $210,962 of principal and interest into 205,438,930 shares of common stock.

During the nine months ended September 30, 2021, Power Up Lending Group LTD converted $180,175 of principal and interest into 24,667,439 shares of common stock.

During the nine months ended September 30, 2021, the Company issued 43,478,695 shares of common stock for the conversion of warrants.

During the nine months ended September 30, 2021, the Company sold 272,800,000 shares of common stock for total cash proceeds of $2,046,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement. Proceeds are to be used for the development of the Company’s product and other administrative expenses.

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

REMSLEEP HOLDINGS, INC.

Date: November 12, 2021	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)