Form 10-K
period 2021-12-31
RemSleep Holdings Inc.
filed 2022-03-29
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
(Title of class)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $5,227,238 based on 533,391,600 non affiliate shares outstanding at $.0098 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 28, 2022, there were 1,446,593,529 shares of the issuer’s common stock outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

A growing knowledge of sleep apnea and its treatment has helped to increase awareness with the public. In addition to making the use of a CPAP or related device less intimidating, a move toward affordable and prescription-based technology can greatly expand the market “Evolving technologies will also influence patient preferences for products, treatment modalities, and diagnostic locations,” states Frost & Sullivan2. “As such, the global sleep apnea treatment market is expected to shift to home-based diagnostics for early identification and treatment of patients as well as portable devices that can reduce sleep apnea with minimal inconvenience.”

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

Health care spending continues to grow rapidly on an annual basis in the United States. Spending was $2.7 trillion in 2011 and, in 2013, it reached over $3.6 trillion. By 2022, spending is projected to reach $5 trillion, or around 20% of GDP, according to the Centers for Medicare and Medicaid Services3. Growing alongside this market is the U.S. life science industry, which will grow an estimated 2.2% in 2014 to $93 billion. This includes R&D spending, with growth primarily from smaller biopharmaceutical innovators and medical device manufacturers.

Within this market, sleep apnea products have experienced rapid growth. In the past couple of decades there has been a rapid increase in the technological developments in the field of sleep apnea diagnosis and treatment. The result has been strong growth for sleep apnea devices globally. Demand for new and innovative treatment methodologies is driving growth, helping to provide patients with a healthy lifestyle. “Obstructive sleep apnea is destroying the health of millions of Americans, and the problem has only gotten worse over the last two decades,” according to American Academy of Sleep Medicine President Dr. Timothy Morgenthaler4. “The effective treatment of sleep apnea is one of the keys to success as our nation attempts to reduce health care spending and improve chronic disease management.”

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

Employees

We have the following employees Thomas J. Wood, Chief Executive Officer, and John Lane, Chief Technology Officer. All other services are provided by independent contractors who are primarily paid with stock-based compensation. Personnel will be added on an as-needed basis and based on available funds.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. PROPERTIES

We do not own any real estate property.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share is currently listed to trade on the OTC Markets Group, OTC PINK tier under the symbol “RMSL”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2021 and 2020, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$0.015	$0.004
June 30, 2021	$0.047	$0.007
September 30, 2021	$0.028	$0.009
December 31, 2021	$0.033	$0.01

Fiscal Year 2020, Quarter Ended:	High	Low
March 31, 2020	$0.034	$0.006
June 30, 2020	$0.009	$0.007
September 30, 2020	$0.009	$0.003
December 31, 2020	$0.005	$0.001

At March 18, 2022 there were approximately 154 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Action Stock Transfer., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121. Their telephone number is (801) 274-1088.

Recent Issuances of Unregistered Securities

During the year ended December 31, 2021, Diamond Investments converted $110,250 of principal and $5,059 of interest, into 29,954,167 shares of common stock.

During the year ended December 31, 2021, Granite Global Value converted $229,798 and $43,164 of principal and interest, respectively, into 340,735,898 shares of common stock.

During the year ended December 31, 2021, Power Up Lending Group LTD converted $321,475 and $14,613 of principal and interest, respectively, into 37,976,371 shares of common stock.

During the year ended December 31, 2021, the Company issued 43,478,695 shares of common stock for the conversion of warrants.

During the year ended December 31, 2021, the Company sold 413,800,000 shares of common stock for total cash proceeds of $3,103,500. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada corporation formed on June 6, 2007. Our headquarters are in Tampa, FL. We have been engaged in our current business model since January 1, 2015.

We are a medical technology company focused on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea. Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our goal is to develop sleep products that achieve optimum compliance and comfort for CPAP patients.

In May 2017, we applied for a patent with the US Patent and Trademark Office for our proprietary DeltaWave CPAP interface (“DeltaWave”), a new, innovative sleep apnea product to act as an interface for the delivery of CPAP therapy and other respiratory needs. DeltaWave is a nasal-pillow type interface designed to offer better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally.

Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our officers invented the DeltaWave as an innovative new device to treat patients with sleep apnea. The patent-pending DeltaWave device is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally.

A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows: does not disrupt normal breathing mechanics; is not claustrophobic; causes zero work of breathing (WOB); minimizes or eliminates drying of the sinuses; uses less driving pressure; and allows users to feel safe and secure while sleeping.

Pending adequate financing, we plan to conduct clinical trials to test product effectiveness.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

We generated no revenues during our fiscal years ending December 31, 2021 and 2020.

Operating Expenses

Professional fees were $82,043 and $41,525 for the years ended December 31, 2021 and 2020, respectively, an increase of $40,518, or 97.6%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal and audit fees associated with the filing of our Reg A. We had an increase of legal fees of approximately $22,100 and an increase of audit fees of approximately $14,900.

Development expense related to our DeltaWave CPAP system was $129,311 and $72,587 for the years ended December 31, 2021 and 2020, respectively, an increase of $56,724, or 78.1%. Our development expense has increased in 2021 as we get closer to completing the DeltaWave CPAP system.

Compensation expense was $84,000 and $211,500 for the years ended December 31, 2021 and 2020, respectively. In the prior we incurred non-cash stock compensation expense of $127,500. There was no stock compensation expense incurred in the current year.

General and administrative expense (“G&A”) was $130,334 and $144,232 for the years ended December 31, 2021 and 2020, respectively, a decrease of $13,898, or 9.6%. The decrease is largely due to a decrease of investor relation services.

Total other expense for the years ended December 31, 2021, was $3,399,985. Other expense includes a loss in the change of fair value of $1,601,016, a loss on the issuance of convertible debt of $717,592, a penalty for default on convertible debt of $162,798 and interest expense of $918,579 (includes $813,619 amortization of debt discount).

Total other expense for the year ended December 31, 2020, was $705,608. Other expense includes $611,535 of interest expense (includes $561,576 amortization of debt discount), a $350,986 loss on the issuance of convertible debt, an early payment penalty of $49,162 and a gain in the change of fair value of derivatives of $79,677. These are all expenses related to our convertible debt.

Net Loss

For the year ended December 31, 2021, we had a net loss of $3,825,673 as compared to a net loss of $1,175,452 for the year ended December 31, 2020. The increase in net loss can be attributed to our increase in other expense as discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2021 was $349,995 as compared to $335,293 of cash used in operating activities for the year ended December 31, 2020.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the year ended December 31, 2021 was $67,252 as compared to $36,710 of cash used in investing activities for the year ended December 31, 2020.

Cash Flows from Financing

For the year ended December 31, 2021, we received $591,300 from the issuance of convertible debt and $3,103,500 from the sale of common stock. We repaid $8,212 on our auto loan. For the year ended December 31, 2020, we received $460,000 from convertible debt loans and repaid $165,000. We also received $75,000 from the sale of common stock and repaid $3,344 on our auto loan.

As of December 31, 2021, we owe $399,400 to our convertible note holders.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,391,615 at December 31, 2021, had a net loss of $3,825,673 (approximately $3,295,000 was non-cash other expense related to convertible debt) and net cash used in operating activities of $349,995 for the year ended December 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Embedded Conversion Features on Notes Payable — Refer to Notes 1 and 6 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

●	Confirmation of notes payable and related terms, including notes paid off during the year.
●	Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.
●	Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.
●	Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2018. Spokane, Washington
March 29, 2022

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$3,383,568	$114,227
Inventory	—	11,064
Total current assets	3,383,568	125,291

Other asset	10,000	10,000
Property and equipment, net	105,061	95,371

Total Assets	$3,498,629	$230,662

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$15,505	$20,235
Accrued compensation	47,000	35,000
Accrued interest	41,851	23,013
Accrued interest – related party	67,505	44,921
Convertible Notes, net of discount of $206,157 and $157,233, respectively	193,243	44,867
Derivative Liability	290,712	700,719
Loan payable – related party	179,191	179,191
Loans payable	45,000	53,212

Total Liabilities	880,007	1,101,158

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 1,234,008,735 and 368,063,606 shares issued and outstanding, respectively	1,234,006	368,061
Discount to common stock	(94,708)	—
Additional paid in capital	11,865,439	5,321,885
Accumulated Deficit	(10,391,615)	(6,565,942)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,618,622	(870,496)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,498,629	$230,662

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020
Operating Expenses:
Professional fees	$82,043	$41,525
Development expense	129,311	72,587
Compensation – related party	84,000	211,500
General and administrative	130,334	144,232

Total operating expenses	425,688	469,844

Loss from operations	(425,688)	(469,844)

Other income (expense):
Interest expense	(918,579)	(611,535)
Default penalty of convertible note	(162,798)	—
Early payment penalty	—	(49,162)
Loss on issuance of convertible debt	(717,592)	(350,986)
Gain on forgiveness of debt	—	226,398
Change in fair value of derivative	(1,601,016)	79,677
Total other expense	(3,399,985)	(705,608)

Loss before income taxes	(3,825,673)	(1,175,452)

Provision for income taxes	—	—

Net Loss	$(3,825,673)	$(1,175,452)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic and diluted	700,895,412	215,671,601

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2019	4,000,000	$4,000	—	$—	116,269,466	$116,268	$—	$4,260,395	(5,390,490)	$(1,009,827)
Common stock issued for conversion of debt	—	—	—	—	198,903,759	198,903	—	910,031	—	1,108,934
Common stock issued for cash	—	—	—	—	15,000,000	15,000	—	60,000	—	75,000
Warrants converted to common stock	—	—	—	—	37,890,381	37,890	—	(37,890)	—	—
Warrant down round protection	—	—	—	—	—	—	—	3,349	—	3,349
Preferred stock issued for services - related party	1,000,000	1,000	500,000	500	—	—	—	126,000	—	127,500
Net Loss	—	—	—	—	—	—	—	—	(1,175,452)	(1,175,452)
Balance, December 31, 2020	5,000,000	5,000	500,000	500	368,063,606	368,061	—	5,321,885	(6,565,942)	(870,496)
Common stock issued for conversion of debt	—	—	—	—	408,666,436	408,666	(94,708)	3,685,763	—	3,999,721
Common stock issued for cash	—	—	—	—	413,800,000	413,800	—	2,689,700	—	3,103,500
Warrants converted to common stock	—	—	—	—	43,478,693	43,479	—	(43,479)	—	—
Beneficial conversion feature	—	—	—	—	—	—	—	211,570	—	211,570
Net Loss	—	—	—	—	—	—	—	—	(3,825,673)	(3,825,673)
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,825,673)	$(1,175,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	57,561	49,153
Stock compensation expense – related party	—	127,500
Change in fair value of derivative	1,601,016	(79,677)
Discount amortization	813,619	561,576
Loss on issuance of convertible debt	717,592	350,986
Gain on forgiveness of debt	—	(226,398)
Default penalty of convertible note	162,798	—
Changes in Operating Assets and Liabilities:
Prepaids and other assets	—	7,909
Inventory	11,064	(3,064)
Accounts payable	(4,730)	(11,654)
Accrued compensation – related party	12,000	20,000
Accrued interest	82,174	21,295
Accrued interest – related party	22,584	22,533
Net cash used by operating activities	(349,995)	(335,293)

Cash Flows from Investing Activities:
Purchase of property and equipment	(67,252)	(36,710)
Net cash used by investing activities	(67,252)	(36,710)

Cash Flows from Financing Activities:
Repayment of loans	(8,212)	(3,344)
Proceeds from convertible notes payable	591,300	460,000
Repayment of convertible notes payable	—	(165,000)
Proceeds from sale of common stock	3,103,500	75,000
Net cash provided by financing activities	3,686,588	366,656

Net increase (decrease) in cash	3,269,341	(5,347)
Cash at beginning of the year	114,227	119,574
Cash at end of the year	$3,383,568	$114,227

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$724,359	$452,477

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2021, the Company had $3,133,568 of cash above the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2021 or 2020.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2021.

Property and Equipment

Fixed assets are carried at the lower of cost or net realizable value. All fixed assets with a cost of $2,000 or greater are capitalized. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

As of December 31, 2021, the Company had approximately 46,972,920 of potentially dilutive shares of common stock from convertible debt, 190,064,171 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020:

December 31, 2021:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$290,712
Total	$-	$-	$290,712

December 31, 2020:

Description	Level 1	Level 2	Level 3
Derivative	$-	$-	$700,719
Total	$-	$-	$700,719

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,391,615 at December 31, 2021, had a net loss of $3,825,673 (approximately $3,295,000 was non-cash other expense related to convertible debt) and net cash used in operating activities of $349,995 for the year ended December 31, 2021. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company is in the final stages of product development and plans to begin selling its product in Q2 of 2022. The Company will continue to finance its operations through debt and/or equity financing as needed.

The industry in which we operate depends heavily upon our ability to obtain raw material and manufacture our product as well as the overall level of consumer and business spending. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, may have a negative financial impact to our Company. Adverse conditions as a result of the global COVID-19 outbreak, have and may continue to impact our manufacturing processes and ultimately our ability to sell our product.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2021	December 31, 2020
Furniture/fixtures	$14,904	$14,904
Office equipment	14,522	7,136
Automobile	29,905	17,189
Tooling/Molds	176,990	141,785
Less: accumulated depreciation	(131,260)	(85,643)
Fixed assets, net	$105,061	$95,371

Depreciation expense

Depreciation expense for the years ended December 31, 2021 and 2020 was $57,561 and $49,153, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of December 31, 2021, there is $45,000 and $21,549 of principal and interest due on this loan. As of December 31, 2020, there is $45,000 and $19,355 of principal and interest due on this loan.

On March 23, 2018, the Company purchased an automobile. The purchase price was $16,963.46. The interest rate on the loan is 5.8% and matures on April 7, 2023. Payments on the loan, consisting of principal and interest, are $327 per month. The automobile was sold and the loan was paid in full in October 2021. As of December 31, 2021 and December 31, 2020 there is $0 and $8,212, respectively, due on this loan.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of December 31, 2021:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2020	Additions	Conversions/ Repayments	Balance December 31, 2021
Diamond Investments II LLC	8/28/2020	8/28/2021	8%	110,250	—	(110,250)	—
Power Up Lending Group LTD	12/18/2020	12/18/2021	10%	91,850	—	(91,850)	—
Granite Global Investments Ltd	10/26/2020	11/6/2021	24.5%	—	162,798	(162,798)	—
Granite Global Investments Ltd	1/6/2021	1/6/2022	12%	—	31,000	(31,000)	—
Granite Global Investments Ltd	1/30/2021	1/30/2022	12%	—	36,000	(36,000)	—
Power Up Lending Group LTD	2/22/2021	2/22/2022	10%	—	84,150	(84,150)	—
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	—	36,500	—	36,500
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	—	91,850	(91,850)	—
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	—	100,000	—	100,000
Granite Global Investments Ltd	5/3/2021	5/3/2022	10%	—	53,625	(53,625)	—
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	—	58,850	—	58,850
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	—	58,850	—	58,850
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	—	58,850	—	58,850
Power Up Lending Group LTD	10/12/2021	10/12/2022	10%	—	86,350	—	86,350
			Total	$202,100	$858,823	$(661,523)	$399,400
		Less debt discount		(157,233)			(206,157)
				$44,867			$193,243

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2019	$626,831
Increase to derivative due to new issuances	808,643
Decrease to derivative due to conversion/repayments	(897,519)
Derivative loss due to mark to market adjustment	162,764
Balance at December 31, 2020	700,719
Increase to derivative due to new issuances	1,087,302
Decrease to derivative due to conversion/repayments	(3,098,325)
Derivative loss due to mark to market adjustment	1,601,016
Balance at December 31, 2021	$290,712

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 is as follows:

Inputs	December 31, 2021	Initial Valuation
Stock price	$.0022	$.0018 - .028
Conversion price	$.0094	$.002 - .0115
Volatility (annual)	234.92 – 246.30%	203.69% - 246.30%
Risk-free rate	.05% - .09%	.10% - .39%
Dividend rate	-	-
Years to maturity	.52 – .98	.83 - 1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.013 - .029
Conversion price	$.003 - .0096
Volatility (annual)	148.35% – 293.57%
Risk-free rate	.04% - .06%
Dividend rate	-
Years to maturity	.25 - .50

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of December 31, 2021 and 2020, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2021, total accrued interest is $67,505.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. As of December 31, 2021 and 2020, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2021 and 2020, cash payments of $48,000 and $46,000, respectively, were paid to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of December 31, 2021 and 2020, there is $45,000 and $33,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years. During the years ended December 31, 2021 and 2020, cash payments of $24,000 and $18,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2021 and 2020, the Company made cash payments to Mr. Lane of $26,000 and $15,000, respectively.

During the years ended December 31, 2021 and 2020, the Company paid $12,000 and $1,000, respectively, to the son of the CEO for services related to development of the Company’s product.

During the years ended December 31, 2021 and 2020, the Company paid $9,000 and $22,000, respectively, to the brother of the CEO for website design services.

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

NOTE 8 - COMMON STOCK

During the year ended December 31, 2021, Diamond Investments converted $110,250 of principal and $5,059 of interest, into 29,954,167 shares of common stock.

During the year ended December 31, 2021, Granite Global Value converted $229,798 and $43,164 of principal and interest, respectively, into 340,735,898 shares of common stock.

During the year ended December 31, 2021, Power Up Lending Group LTD converted $321,475 and $14,613 of principal and interest, respectively, into 37,976,371 shares of common stock.

During the year ended December 31, 2021, the Company issued 43,478,695 shares of common stock for the conversion of warrants.

During the year ended December 31, 2021, the Company sold 413,800,000 shares of common stock for total cash proceeds of $3,103,500. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

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

See Note 7 for stock issued to related parties.

NOTE 10 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

The provision for Federal income tax consists of the following December 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$803,000	$221,700
Less: valuation allowance	(803,000)	(221,700)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$2,182,000	$1,343,000
Less: valuation allowance	(2,182,000)	(1,343,000)
Net deferred tax asset	$-	$-

At December 31, 2021, the Company had net operating loss carry forwards of approximately $2,182,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2016.

NOTE 11 - WARRANTS

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

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	36,500,000
Share price	$0.0173
Exercise Price	$0.006
Term	5 years
Volatility	319%
Risk Free Interest Rate	0.45%
Dividend rate	—

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

The Black Scholes pricing model was used to estimate the fair value of the Warrants issued with the following inputs:

Warrants	10,000,000
Share price	$0.026
Exercise Price	$0.012
Term	5 years
Volatility	319%
Risk Free Interest Rate	0.87%
Dividend rate	—

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,000,000	$0.07	2.59	$—
Granted	63,236,369	$0.00385	2.56	$—
Expired	—	$—	—	$—
Exercised	(50,262,343)	$0.00385	—	$—
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$—
Granted	201,500,000	$0.0029	4.62	$—
Expired	—	$—	—	$—
Increased for adjustment(1)	12,012,987	$—	—	$—
Exercised	(2,987,013)	$—	—	$—
Exercisable at December 31, 2021	226,500,000	$0.0136	3.78	$724,800

(1)	Pursuant to the terms of certain warrant agreements, when the exercise price is reduced for any reason outlined in the agreement, the number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price.

Range of Exercise Prices	Number Outstanding 12/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.0003 - $0.012	214,804,492	3.78 years	$0.0136

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of December 31, 2021, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has been in the process of obtaining its 510k for DeltaWave. This requires a myriad of tests to prove to the FDA that the device is safe and effective. The company has diligently carried out these tests through independent testing labs. There have been no issues aside from a negative result on a cytotoxicity test due to incorrect procedures performed by a third-party lab. This roadblock has required the company to perform a retest. The company has failed the retest due to what is believed to be a faulty analysis by the testing company. The company believes they can narrow down the exact part of the device that is failing the test and quickly resolve this matter. They have committed to a new third party lab to redo the test and provide results within the next few weeks.  If the Company were to fail the next test it would re-apply for its 510K resulting in additional time and expense. The Company is reliant upon passing the required test and receiving its 510K in order to begin operations and acknowledges that there is the possibility of this not occurring.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2021, the Company sold 114,000,000 shares of common stock to for total cash proceeds of $855,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

Subsequent to December 31, 2021, Power Up converted $61,525 of principal and interest, into 12,309,924 shares of common stock.

Subsequent to December 31, 2021, Granite Global converted $152,880 of principal and interest, into 16,146,666 shares of common stock.

Subsequent to December 31, 2021, the Company issued Jefferson Street Capital LLC 40,654,520 shares of common stock for the exercise of warrants.

Subsequent to December 31, 2021, the Company issued Granite Global 29,473,684 shares of common stock for the exercise of warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. In addition, we engaged accounting consultants to assist in the preparation of our financial statements. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2021.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions
●	Due to our size and scope of operations, we currently do not have an independent audit committee in place
●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2021, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	73	Chairman and Director
Tom Wood	75	Chief Executive Officer and Director
Jonathan B. Lane	61	Vice President and Chief Technology Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2021, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird	2021	$24,000	$0	$0	$0	$0	$0	$0	$24,000
(Chairman)	2020	$18,000	$0	$63,750	$0	$0	$0	$0	$81,750
Tom Wood	2021	$48,000	$0	$0	$0	$0	$0	$0	$48,000
(Executive Officer)	2020	$46,000	$0	$63,750	$0	$0	$0	$0	$109,750
Jonathan B. Lane	2021	$26,000	$0	$0	$0	$0	$0	$0	$26,000
(Vice President and Chief Technology Officer)	2020	$15,000	$0	$0	$0	$0	$0	$0	$15,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	26,219,494	1.82%
Tom Wood, CEO (4)	25,969,494	1.80%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	3.62%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 1,440,561,666 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 2202 N. West Shore Blvd, Suite 200, Tampa, FL 33607.

(3)	Russell Bird also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

(4)	Tom Wood also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of December 31, 2021 and 2020, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2021, total accrued interest is $67,505.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. As of December 31, 2021 and 2020, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2021 and 2020, cash payments of $48,000 and $46,000, respectively, were paid to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of December 31, 2021 and 2020, there is $45,000 and $33,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years. During the years ended December 31, 2021 and 2020, cash payments of $24,000 and $18,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2021 and 2020, the Company made cash payments to Mr. Lane of $26,000 and $15,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2021 and 2020 amounted to $33,400 and $18,500, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2021 and 2020 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2021 and 2020 was $3,263 and $0, respectively.

All Other Fees

During the fiscal years ended December 31, 2021 and 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	March 29, 2022

By:	/s/ Russell Bird
Russell Bird
Chairman

Date:	March 29, 2022