Form 10-Q
period 2022-03-31
RemSleep Holdings Inc.
filed 2022-05-12
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14175 Icot Boulevard, Suite 300, Clearwater, Florida 33760.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2022, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$4,014,578	$3,383,568
Prepaid	69,494	—
Total current assets	4,084,072	3,383,568

Other asset	10,000	10,000
Property and equipment, net	113,435	105,061

Total Assets	$4,207,507	$3,498,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$22,941	$15,505
Accrued compensation	48,000	47,000
Accrued interest	26,065	41,851
Accrued interest – related party	73,151	67,505
Convertible Notes, net of discount of $46,774 and $206,157, respectively	39,576	193,243
Derivative Liability	76,423	290,712
Loan payable – related party	179,191	179,191
Loans payable	45,000	45,000

Total Liabilities	510,347	880,007

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,452,936,313 and 1,234,008,735 shares issued and outstanding, respectively	1,452,935	1,234,006
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,041,347	11,865,439
Accumulated Deficit	(10,707,914)	(10,391,615)
TOTAL STOCKHOLDERS’ EQUITY	3,697,160	2,618,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,207,507	$3,498,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

 REMSLEEP HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating Expenses:
Professional fees	$26,000	$24,598
Compensation expense – related party	21,000	21,000
Development expense	25,667	—
General and administrative	81,891	48,666

Total operating expenses	154,558	94,264

Loss from operations	(154,558)	(94,264)

Other income (expense):
Interest expense	(173,648)	(166,573)
Default penalty of convertible note	—	(162,798)
Loss on issuance of convertible debt	—	(442,979)
Change in fair value of derivative	11,907	395,148
Total other expense	(161,741)	(377,202)

Loss before income taxes	(316,299)	(471,466)

Provision for income taxes	—	—

Net Loss	$(316,299)	$(471,466)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,383,367,206	406,969,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MOTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Net Loss	—	—	—	—		—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	$5,000	500,000	$500	1,452,936,313	$1,452,935	$(94,708)	$(13,041,347)	$(10,707,914)	$3,697,160

	Series A PreferredStock		Series B PreferredStock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$5,200,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	—	—	—	—	74,985,965	74,986	467,990	—	542,976
Warrants issued with convertible debt	—	—	—	—	—	—	75,070	—	75,070
Net Loss	—	—	—	—	—	—	—	(471,466)	(471,466)
Balance, March 31, 2021	5,000,000	$126,000	500,000	$500	443,049,571	$443,047	$5,743,945	$(7,037,408)	$(723,916)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(316,299)	$(471,466)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	16,532	12,890
Change in fair value of derivative	(11,907)	(395,148)
Discount amortization	159,383	138,622
Loss on issuance of convertible debt	—	442,979
Default penalty of convertible note	—	162,798
Changes in Operating Assets and Liabilities
Prepaid expenses	(69,494)	—
Accounts payable	7,435	13,306
Accrued officer compensation	1,000	5,000
Accrued interest	8,619	22,191
Accrued interest – related party	5,646	5,646
Net cash used in operating activities	(199,085)	(63,182)

Cash Flows from Investing Activities:
Purchase of equipment	(24,905)	(17,705)
Net Cash used in investing activities	(24,905)	(17,705)

Cash Flows from Financing Activities:
Repayment of loans	—	(867)
Proceeds from convertible notes payable	—	126,400
Common stock sold for cash	855,000	—
Net cash provided by financing activities	855,000	125,533

Net change in cash	631,010	44,646
Cash at beginning of the period	3,383,568	114,227
Cash at end of the period	$4,014,578	$158,873

Supplemental cash flow information:
Interest paid in cash	$—	$114
Taxes paid	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$337,455	$86,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2021. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2022 and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022 and December 31, 2021:

March 31, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$76,423
Total	$—	$—	$76,423

December 31, 2021:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$290,712
Total	$—	$—	$290,712

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

As of March 31, 2022, the Company had 8,680,288 of potentially dilutive shares of common stock from convertible debt, 139,714,286 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

As of March 31, 2021, the Company had 73,121,000 of potentially dilutive shares of common stock from convertible debt 170,974,026 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,707,914 at March 31, 2022, had a net loss of $316,299, and net cash used in operating activities of $199,085 for the three months ended March 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2022	December 31, 2021
Furniture/fixtures	$27,310	$14,904
Office equipment	14,522	14,522
Automobile	29,905	29,905
Tooling/Molds	189,490	176,990
Less: accumulated depreciation	(147,792)	(131,260)
Property and equipment, net	$113,435	$105,061

Depreciation expense

Depreciation expense for the three months ended March 31, 2022 and 2021 was $16,532 and $12,890, respectively.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of March 31, 2022, there is $45,000 and $22,140 of principal and interest due on this loan. As of December 31, 2021, there is $45,000 and $21,549 of principal and interest due on this loan.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of March 31, 2022:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2021	Additions	Conversions/ Repayments		Balance March 31, 2022
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	36,500	—	(36,500)		—
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	100,000	—	(100,000)		—
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	58,850	—	(58,850)		—
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	58,850	—	(58,850)		—
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	58,850	—	(58,850	_	—
Power Up Lending Group LTD	10/12/2021	10/12/2022	10%	86,350	—	—		86,350
			Total	$399,400	$—	$(313,050)		$86,350
		Less debt discount		(206,157)				(46,774)
				$193,243				$39,576

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2020	700,719
Increase to derivative due to new issuances	1,087,302
Decrease to derivative due to conversion/repayments	(3,098,325)
Derivative loss due to mark to market adjustment	1,601,016
Balance at December 31, 2021	$290,712
Decrease to derivative due to conversion/repayments	(202,382)
Derivative gain due to mark to market adjustment	(11,907)
Balance at March 31, 2022	$76,423

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022 is as follows:

Inputs	March 31, 2022	Initial Valuation
Stock price	$.014	$.028
Conversion price	$.0092	$0.012
Volatility (annual)	175.09%	233.62%
Risk-free rate	1.06%	.10%
Dividend rate	-	-
Years to maturity	.52	1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$.01 - .02
Conversion price	$.0097 - .01
Volatility (annual)	169.37% – 172.14%
Risk-free rate	.39% - .93
Dividend rate	-
Years to maturity	.49 - .50

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of March 31, 2022 and December 31, 2021, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of March 31, 2022, total accrued interest is $73,151.

The Company executed a new employment agreement with Mr. Wood on April 1, 2019. Per the terms of the agreement Mr. Wood is to be compensated $4,000 per month. The agreement expired on April 1, 2020 and has been renewed for two more years. As of March 31, 2022 and December 31, 2021, there is $0 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the three months ended March 31, 2022 and 2021, cash payments of $14,000 and $16,000, respectively, were paid to Mr. Wood.

The Company executed an employment agreement with its Chairman, Russell Bird, on January 1, 2019. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $3,000 per month. As of March 31, 2022 and December 31, 2021, there is $48,000 and $45,000 of accrued compensation, respectively, due to Mr. Bird. Mr. Bird’s employment agreement has been renewed in 2020 for two more years. During the three months ended March 31, 2022 and 2021, cash payments of $6,000 and $0, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the three months ended March 31, 2022 and 2021, the Company made cash payments to Mr. Lane of $10,000 and $3,000, respectively.

During the three months ended March 31, 2022 and, 2021, the Company paid $7,500 and $7,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the three months ended March 31, 2022 and 2021, the Company paid $4,000 and $3,000, respectively, to the son of the CEO for website design services.

NOTE 8 - COMMON STOCK

During the three months ended March 31, 2022, Granite Global Value converted $152,880 of principal and interest into 16,146,666 shares of common stock.

During the three months ended March 31, 2022, Power Up Lending Group LTD converted $184,575 of principal and interest into 18,652,708 shares of common stock.

During the three months ended March 31, 2022, the Company issued 70,128,204 shares of common stock for the conversion of warrants.

During the three months ended March 31, 2022, the Company sold 114,000,000 shares of common stock for total cash proceeds of $855,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

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

NOTE 10 - WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$—
Granted	201,500,000	$0.0029	4.62	$—
Expired	—	$—	—	$—
Increased for adjustment(1)	12,012,987	$—	—	$—
Exercised	(2,987,013)	$—	—	$—
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at March 31, 2022	166,500,000	$0.0023	3.89	$1,956,000

Range of Exercise Prices	Number Outstanding 3/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.002 - 0.0137	166,500,000	3.89 years	$0.0117

(1)	Pursuant to the terms of certain warrant agreements, when the exercise price is reduced for any reason outlined in the agreement, the number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price.

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of March 31, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to March 31, 2022 Power Up converted $90,275 of principal and interest, into 8,680,288 shares of common stock.

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

Results of Operations

The three months ended March 31, 2022 compared to the three months ended March 31, 2021

We have not generated any revenue to date.

Professional fees were $26,000 compared to $24,598 for the three months ended March 31, 2022 and 2021, respectively, an increase of $1,402, or 5.7%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in accounting and audit fees.

Compensation expense was $21,000 and $21,000 for the three months ended March 31, 2022 and 2021, respectively.

Development expense related to our DeltaWave CPAP system was $25,667 and $0 for the three months ended March 31, 2022 and 2021, respectively, an increase of $25,667. Development expense increased over the prior period as we work to bring our product to market.

General and administrative expense (“G&A”) was $81,891 and $48,666 for the three months ended March 31, 2022 and 2021, respectively, an increase of $33,225, or 68.3%. During the current period we incurred additional expense (~$16,500) related to the process of obtaining our 510k for DeltaWave. We also incurred additional expense involved with moving our corporate headquarters.

Total other expense for the three months ended March 31, 2022, was $161,741. Other expense includes a gain in the change of fair value of $11,907 and interest expense of $173,648 (includes $159,383 amortization of debt discount). Total other expense for the three months ended March 31, 2021, was $377,202. Other expense includes a gain in the change of fair value of $395,148, a loss on the issuance of convertible debt of $442,979, a penalty for default on convertible debt of $162,798 and interest expense of $166,573 (includes $138,622 amortization of debt discount).

Net Loss

For the three months ended March 31, 2022, we had a net loss of $316,299 as compared to a loss of $471,466 for the three months ended March 31, 2021 Our net loss decreased due to the decrease in other expense during the period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2022 was $199,085 as compared to $63,182 of cash used in operating activities for the three months ended March 31, 2021. During the current period the Company used more cash for activities related to bringing its product to market.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the three months ended March 31, 2022 was $24,095 as compared to $17,705 of cash used in investing activities for the three months ended March 31, 2021.

Cash Flows from Financing

For the three months ended March 31, 2022, we received $855,000 from the sale of common stock. For the three months ended March 31, 2021 we received $126,400 from convertible debt loans and repaid $867 on other loans.

As of March 31, 2022, we have one remaining convertible note payable for $86,350. This note was converted in full on April 15, 2022.

Going Concern

As of March 31, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, Granite Global Value converted $152,880 of principal and interest into 16,146,666 shares of common stock.

During the three months ended March 31, 2022, Power Up Lending Group LTD converted $184,575 of principal and interest into 18,652,708 shares of common stock.

During the three months ended March 31, 2022, the Company issued 70,128,204 shares of common stock for the conversion of warrants.

During the three months ended March 31, 2022, the Company sold 114,000,000 shares of common stock for total cash proceeds of $855,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

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

REMSLEEP HOLDINGS, INC.

Date: May 12, 2022	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)