Form 10-Q
period 2022-06-30
RemSleep Holdings Inc.
filed 2022-08-22
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

727-955-4465

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 22, 2022, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,393,372	$3,383,568
Prepaids	70,656	—
Accounts receivable	6,870	—
Inventory	1,214,637	—
Total current assets	3,685,535	3,383,568
Other assets:
Other asset	10,000	10,000
Right of use asset	319,670	—
Property and equipment, net	114,039	105,061
Total other assets	443,709	115,061
Total Assets	$4,129,244	$3,498,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$38,659	$15,505
Accrued compensation	52,000	47,000
Accrued interest	—	41,851
Accrued interest – related party	78,807	67,505
Convertible Notes, net of discount of $0 and $206,157, respectively	—	193,243
Derivative Liability	—	290,712
Loans payable – related party	179,191	179,191
Related party payable	11,076	—
Loans payable	—	45,000
Deferred lease liability	9,229	—
Operating lease liability – current portion	87,657	—
Total current liabilities	456,619	880,007
Long Term Liabilities
Operating lease liability – net of current portion	234,104	—
Total Liabilities	690,723	880,007

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 and 1,234,008,735 shares issued and outstanding, respectively	1,461,615	1,234,006
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,214,320	11,865,439
Accumulated Deficit	(11,148,206)	(10,391,615)
Total Stockholders’ Equity	3,438,521	2,618,622
Total Liabilities and Stockholders’ Equity	$4,129,244	$3,498,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$119,670	$—	$119,670	$—
Cost of goods sold	89,760	—	89,760	—
Gross margin	$29,910	$—	$29,910	$—

Operating Expenses:
Professional fees	$59,965	$27,545	$85,965	$52,143
Compensation expense – related party	72,000	21,000	93,000	42,000
Development expense	38,051	—	63,718	—
Lease expense	29,864	—	29,864	—
General and administrative	174,673	86,541	256,564	135,207

Total operating expenses	374,553	135,086	529,111	229,350

Loss from operations	(344,643)	(135,086)	(499,201)	(229,350)

Other expense:
Interest expense	(52,430)	(239,012)	(226,078)	(405,585)
Loss on disposal of fixed assets	(28,264)	—	(28,264)	—
Default penalty of convertible note	—	—	—	(162,798)
Loss on issuance of convertible debt	—	(99,190)	—	(542,169)
Change in fair value of derivative	(14,955)	(1,890,407)	(3,048)	(1,495,259)
Total other expense	(95,649)	(2,228,609)	(257,390)	(2,605,811)

Loss before income taxes	(440,292)	(2,363,695)	(756,591)	(2,835,161)

Provision for income taxes	—	—	—	—

Net Loss	$(440,292)	$(2,363,695)	$(756,591)	$(2,835,161)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	1,425,593,411	513,766,195	1,421,988,701	469,682,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MOTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Net Loss	—	—	—	—		—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	5,000	500,000	500	1,452,936,313	1,452,935	(94,708)	13,041,347	(10,707,914)	3,697,160
Common stock issued for conversion of debt	—	—	—	—	8,680,288	8,680	—	172,973	—	181,653
Net Loss	—	—	—	—	—	—	—	—	(440,292)	(440,292)
Balance, June 30, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,214,320	$(11,148,206)	$3,438,521

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$5,200,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	—	—	—	—	74,985,965	74,986	467,990	—	542,976
Warrants issued with convertible debt	—	—	—	—	—	—	75,070	—	75,070
Net Loss	—	—	—	—	—	—	—	(471,466)	(471,466)
Balance, March 31, 2021	5,000,000	126,000	500,000	500	443,049,571	443,047	5,743,945	(7,037,408)	(723,916)
Common stock issued for conversion of debt	—	—	—	—	87,252,322	87,252	2,114,742	—	2,201,994
Common stock issued for conversion of warrants	—	—	—	—	43,478,695	43,479	(43,479)	—	—
Common stock issued for cash	—	—	—	—	12,800,000	12,800	83,200	—	96,000
Warrants issued with convertible debt	—	—	—	—	—	—	106,722	—	106,722
Beneficial conversion feature	—	—	—	—	—	—	30,000	—	30,000
Net Loss	—	—	—	—	—	—	—	(2,363,695)	(2,363,695)
Balance, June 30, 2021	5,000,000	$126,000	500,000	$500	586,580,588	$586,578	$8,035,130	$(9,401,103)	$(652,895)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(756,591)	$(2,835,161)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	34,220	26,888
Change in fair value of derivative	3,048	1,495,259
Discount amortization	206,157	346,744
Loss on issuance of convertible debt	—	542,169
Loss on disposal of fixed assets	28,264	—
Default penalty of convertible note	—	162,798
Operating lease expense	2,091	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,870)	—
Prepaid expenses	(70,656)	—
Inventory	(1,214,637)	(6,032)
Accounts payable	23,154	(4,729)
Deferred lease liability	9,229	—
Accrued officer compensation	5,000	8,000
Accrued interest	(13,521)	47,548
Accrued interest – related party	11,302	11,292
Net cash used in operating activities	(1,739,810)	(205,224)

Cash Flows from Investing Activities:
Purchase of equipment	(71,462)	(17,773)
Net Cash used by investing activities	(71,462)	(17,773)

Cash Flows from Financing Activities:
Repayment of loans	(45,000)	(2,637)
Proceeds from convertible notes payable	—	366,300
Cash advance – related party	11,076	—
Common stock sold for cash	855,000	96,000
Net cash provided by financing activities	821,076	459,663

Net change in cash	(990,196)	236,666
Cash at beginning of the period	3,383,568	114,227
Cash at end of the period	$2,393,372	$350,893

Supplemental cash flow information:
Interest paid in cash	$22,140	$306
Taxes paid	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$427,730	$192,915
Establish right of use asset	$328,803	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2021. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2022, and the results of its operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022 and December 31, 2021:

June 30, 2022:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$—
Total	$—	$—	$—

December 31, 2021:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$290,712
Total	$—	$—	$290,712

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists.

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

As of June 30, 2022, the Company had 139,714,286 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,148,206 at June 30, 2022, had a net loss of $756,591, and net cash used in operating activities of $1,739,810 for the six months ended June 30, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has completed its product development and has begun selling its product in Q2 of 2022. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2022	December 31, 2021
Furniture/fixtures	$39,746	$14,904
Office equipment	43,780	14,522
Automobile	29,905	29,905
Tooling/Molds	35,205	176,990
Less: accumulated depreciation	(34,597)	(131,260)
Property and equipment, net	$114,039	$105,061

Depreciation expense

Depreciation expense for the six months ended June 30, 2022 and 2021 was $34,220 and $26,888, respectively.

During the six months ended June 30, 2022, the Company disposed of certain property and equipment it was no longer using, resulting in a loss on disposal of $28,264.

NOTE 5 - LOANS PAYABLE

On October 24, 2017, the Company was notified that a petition had been filed in the Iowa District Court for Polk County by a Mr. John M. Wesson for failure to repay a loan. Mr. Wesson had loaned the Company $30,000 and $20,000 on October 24, 2012 and June 12, 2013, respectively. The loans were to accrue interest at 5%. On April 26, 2018, the Company agreed to repay the loan in full including accrued interest and $5,000 for legal fees. As of December 31, 2021, there is $45,000 and $21,549 of principal and interest due on this loan. On June 9, 2022, the Company repaid this loan in full.

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of June 30, 2022:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2021	Additions	Conversions/ Repayments	Balance June 30, 2022
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	36,500	—	(36,500)	—
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	100,000	—	(100,000)	—
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	10/12/2021	10/12/2022	10%	86,350	—	(86,350)
			Total	$399,400	$—	$(339,400)	$—
		Less debt discount		(206,157)			—
				$193,243			$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2020	700,719
Increase to derivative due to new issuances	1,087,302
Decrease to derivative due to conversion/repayments	(3,098,325)
Derivative loss due to mark to market adjustment	1,601,016
Balance at December 31, 2021	$290,712
Decrease to derivative due to conversion/repayments	(287,664)
Derivative loss due to mark to market adjustment	(3,048)
Balance at June 30, 2022	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022 is as follows:

Inputs	June 30, 2022	Initial Valuation
Stock price	$0.0175	$0.028
Conversion price	$0.0104	$0.012
Volatility (annual)	177.63%	233.62%
Risk-free rate	1.25%	.10%
Dividend rate	-	-
Years to maturity	.49	1

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$0.01 - 0.0175
Conversion price	$0.0097 - 0.0175
Volatility (annual)	169.37% – 177.63%
Risk-free rate	.39% - 1.25
Dividend rate	-
Years to maturity	.49 - .50

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from parties related through common ownership and directorship. These loans are unsecured, and due on demand. As of June 30, 2022 and December 31, 2021, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of June 30, 2022, total accrued interest is $78,807.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of June 30, 2022 and December 31, 2021, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the six months ended June 30, 2022 and 2021, cash payments of $36,000 and $28,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of June 30, 2022 and December 31, 2021, there is $50,000 and $45,000 of accrued compensation, respectively, due to Mr. Bird. During the six months ended June 30, 2022 and 2021, cash payments of $28,000 and $6,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the six months ended June 30, 2022 and 2021, the Company made cash payments to Mr. Lane of $14,000 and $9,000, respectively. In addition, the Company owes Mr. Lane $11,076 as of June 30, 2022, for expense reimbursement.

During the six months ended June 30, 2022 and, 2021, the Company paid $7,500 and $11,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the six months ended June 30, 2022 and 2021, the Company paid $1,000 and $5,000, respectively, to the son of the CEO for website design services.

NOTE 8 – OPERATING LEASES

The Company entered into a Lease Agreement (the “Lease”) with 14175 Icot Blvd, LLC (the “Lessor”), effective May 1, 2022, relating to approximately 9,677 square feet of property located at 14175 Icot Blvd, Clearwater, FL 33760. The term of the Lease is for thirty-six (36) months commencing May 1, 2022. The monthly base rent, including tax is $8,686.71 for the first twelve (12) months increasing thereafter to $9,034.17 for the next 12 months and to $12,287.63 for the last 12 months. The Company paid $69,494 of advanced rent. The advance rent is to be allocated equally over the first two years of the lease.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases, which we adopted for the year ended December 31, 2019, under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. We account for short-term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

Adoption of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), resulted in recording an initial right-of-use (“ROU”) assets and operating lease liabilities of $328,803 on May 1, 2022.

Asset	Balance Sheet Classification	June 30, 2022
Operating lease asset	Right of use asset	$319,670
Total lease asset		$319,670

Liability
Operating lease liability – current portion	Current operating lease liability	$87,657
Operating lease liability – noncurrent portion	Long-term operating lease liability	234,104
Total lease liability		$321,761

Lease obligations at June 30, 2022 consisted of the following:

For the year ended August 31:
2022	$104,588
2023	111,664
2024	135,164
Total payments	$351,416
Amount representing interest	$(29,655)
Lease obligation, net	321,761
Less current portion	(87,657)
Lease obligation – long term	$234,104

The lease expense for the above agreement for the both the three and six months ended June 30, 2022 was $8,687 which consisted of amortization expense of $7,043 and interest expense of $1,644.

NOTE 9 - COMMON STOCK

During Q1 2022, Granite Global Value converted $152,880 of principal and interest into 16,146,666 shares of common stock.

During Q1 2022, the Company issued 70,128,204 shares of common stock for the conversion of warrants.

During Q1 2022, the Company sold 114,000,000 shares of common stock for total cash proceeds of $855,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

During Q2 2022, Power Up Lending Group LTD converted $274,850 of principal and interest into 27,332,996 shares of common stock.

NOTE 10 - PREFERRED STOCK

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

NOTE 11 - WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$—
Granted	201,500,000	$0.0029	4.62	$—
Expired	—	$—	—	$—
Increased for adjustment(1)	12,012,987	$—	—	$—
Exercised	(2,987,013)	$—	—	$—
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at June 30, 2022	166,500,000	$0.0117	3.64	$1,956,000

Range of Exercise Prices	Number Outstanding 6/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.002 - 0.014	166,500,000	3.64 years	$0.0117

(1)	Pursuant to the terms of certain warrant agreements, when the exercise price is reduced for any reason outlined in the agreement, the number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price.

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of June 30, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has been in the process of obtaining its 510k for DeltaWave. This requires a myriad of tests to prove to the FDA that the device is safe and effective. The company has diligently carried out these tests through independent testing labs. There have been no issues aside from a negative result on a cytotoxicity test due to incorrect procedures performed by a third-party lab. This roadblock has required the company to perform a retest. The company has failed the retest due to what is believed to be a faulty analysis by the testing company. The company believes they can narrow down the exact part of the device that is failing the test and quickly resolve this matter. They have committed to a new third party lab to redo the test and provide results within the next few weeks.  If the Company were to fail the next test it would re-apply for its 510K resulting in additional time and expense. The Company is reliant upon passing the required test and receiving its 510K in order to continue with operations and acknowledges that there is the possibility of this not occurring.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

Our website is located at: http://remsleep.com.

Results of Operations

The three months ended June 30, 2022 compared to the three months ended June 30, 2021

We began to sell our ResPlus CPAP system in the second quarter. We recognized revenue and cost of goods of $119,670 and $89,760, respectively for the three months ended June 30, 2022.

Professional fees were $59,965 compared to $27,545 for the three months ended June 30, 2022 and 2021, respectively, an increase of $32,420, or 117.7.%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal fees of approximately $28,000.

Compensation expense was $72,000 and $21,000 for the three months ended June 30, 2022 and 2021, respectively, an increase of $51,000, or 242.9%. On April 1, 2022, compensation expense for our CEO and Chairman increased.

Development expense related to our CPAP systems was $38,051 and $0 for the three months ended June 30, 2022 and 2021, respectively, an increase of $38,051. Development expense increased over the prior period as we worked to bring our product to market.

Lease expense was $29,864 and $0 for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, we began to incur lease/rent expense for both our corporate office and short term apartment rental for employees to stay at when in town.

General and administrative expense (“G&A”) was $174,673 and $86,541 for the three months ended June 30, 2022 and 2021, respectively, an increase of $88,132, or 101.8%. During the current period we incurred additional expense related to the process of obtaining our 510k for DeltaWave (~$16,500), travel expense of $14,272 and other compensation expense of $32,450 We also incurred additional expense involved with moving our corporate headquarters and setting up our offices.

Total other expense for the three months ended June 30, 2022, was $95,649. Other expense includes a loss in the change of fair value of $14,995, a loss on disposal of fixed assets of $28,264 and interest expense of $52,430 (includes $46,774 amortization of debt discount). Total other expense for the three months ended June 30, 2021, was $2,228,609. Other expense in the prior period includes a loss in the change of fair value of $1,890,407, a loss on the issuance of convertible debt of $99,190, and interest expense of $239,012 (includes $208,072 amortization of debt discount).

Net Loss

For the three months ended June 30, 2022, we had a net loss of $440,292 as compared to a loss of $2,363,695 for the three months ended June 30, 2021. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

Our loss from operations increased $209,557 to $344,643 in the current period from $135,086 in the prior period

The six months ended June 30, 2022 compared to the six months ended June 30, 2021

We began to sell our ResPlus CPAP system in the second quarter. We recognized revenue and cost of goods of $119,670 and $89,760, respectively for the six months ended June 30, 2022.

Professional fees were $85,965 compared to $52,143 for the six months ended June 30, 2022 and 2021, respectively, an increase of $33,822, or 64.9.%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal fees of approximately $31,000.

Compensation expense was $93,000 and $42,000 for the six months ended June 30, 2022 and 2021, respectively, an increase of $51,000 or 121.4.%. On April 1, 2022, compensation expense for our CEO and Chairman.

Development expense related to our CPAP systems was $63,718 and $0 for the six months ended June 30, 2022 and 2021, respectively, an increase of $63,718. Development expense increased over the prior period as we worked to bring our product to market.

Lease expense was $29,864 and $0 for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we began to incur lease/rent expense for both our corporate office and short term apartment rental for employees to stay at when in town.

General and administrative expense (“G&A”) was $256,564 and $135,207 for the six months ended June 30, 2022 and 2021, respectively, an increase of $121,357 or 89.8%. During the current period we incurred additional expense related to the process of obtaining our 510k for DeltaWave (~$30,500), travel expense of $18,715 and other compensation expense of $32,450 We also incurred additional expense involved with moving our corporate headquarters and setting up our offices.

Total other expense for the six months ended June 30, 2022, was $257,390. Other expense includes a loss in the change of fair value of $3,048, a loss on disposal of fixed assets of $28,264 and interest expense of $226,078 (includes $206,157 amortization of debt discount). Total other expense for the six months ended June 30, 2021, was $2,605,811. Other expense in the prior period includes a loss in the change of fair value of $1,495,259, a loss on the issuance of convertible debt of $542,169, a penalty for default on convertible debt of $162,798 and interest expense of $405,585 (includes $346,694 amortization of debt discount).

Net Loss

For the six months ended June 30, 2022, we had a net loss of $756,591 as compared to a loss of $2,835,161 for the six months ended June 30, 2021. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

Our loss from operations increased $269,854 to $499,201 in the current period from $229,350 in the prior period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2022 was $1,739,810 as compared to $205,224 of cash used in operating activities for the six months ended June 30, 2021. During the current period the Company used more cash for activities related to bringing its product to market. Our largest cash expenditures were for inventory and an advance payment on our new lease.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the six months ended June 30, 2022 was $71,462 as compared to $17,773 of cash used in investing activities for the six months ended June 30, 2021.

Cash Flows from Financing

For the six months ended June 30, 2022, we received $855,000 from the sale of common stock and repaid a $45,000 loan. For the six months ended June 30, 2021 we received $366,300 from the issuance of convertible loans, $96,000 from the sale of common stock and we repaid $2,367 on other loans.

As of June 30, 2022, we have we have current assets of $3,685,535, which includes $2,393,372 of cash and $1,214,637 of recently purchased inventory. As of June 30, 2022, we no longer have any outstanding convertible notes payable.

Going Concern

As of June 30, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2022, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During Q1 2022, Granite Global Value converted $152,880 of principal and interest into 16,146,666 shares of common stock.

During Q1 2022, the Company issued 70,128,204 shares of common stock for the conversion of warrants.

During Q1 2022, the Company sold 114,000,000 shares of common stock for total cash proceeds of $855,000. The shares were sold pursuant to its Tier 2 of Regulation A Offering Statement.

During the six months ended June 30, 2022, Power Up Lending Group LTD converted $274,850 of principal and interest into 27,332,996 shares of common stock.

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

REMSLEEP HOLDINGS, INC.

Date: August 22, 2022	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)