Form 10-Q
period 2022-09-30
RemSleep Holdings Inc.
filed 2022-11-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2022, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$2,160,945	$3,383,568
Prepaids	70,656	—
Accounts receivable	15,200	—
Inventory	1,128,423	—
Total current assets	3,375,224	3,383,568
Other assets:
Other asset	10,000	10,000
Right of use asset	283,136	—
Property and equipment, net	101,653	105,061
Total other assets	394,789	115,061
Total Assets	$3,770,013	$3,498,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$33,239	$15,505
Accrued compensation	52,000	47,000
Accrued interest	—	41,851
Accrued interest – related party	84,463	67,505
Convertible Notes, net of discount of $0 and $206,157, respectively	—	193,243
Derivative Liability	—	290,712
Loans payable – related party	180,714	179,191
Loans payable	—	45,000
Operating lease liability – current portion	90,824	—
Total current liabilities	441,240	880,007
Long Term Liabilities
Operating lease liability – net of current portion	202,412	—
Total Liabilities	643,652	880,007

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 and 1,234,008,735 shares issued and outstanding, respectively	1,461,615	1,234,006
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,214,320	11,865,439
Accumulated Deficit	(11,460,366)	(10,391,615)
Total Stockholders’ Equity (Deficit)	3,126,361	2,618,622
Total Liabilities and Stockholders’ Equity (Deficit)	$3,770,013	$3,498,629

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$137,568	$—	$257,238	$—
Cost of goods sold	86,250	—	176,010	—
Gross margin	$51,318	$—	$81,228	$—

Operating Expenses:
Professional fees	$14,200	$7,500	$100,165	$59,643
Compensation expense – related party	72,000	21,000	165,000	63,000
Development expense	121,170	16,666	184,888	95,608
Lease expense	21,296	—	51,160	—
General and administrative	129,156	36,697	385,720	92,962

Total operating expenses	357,822	81,863	886,933	311,213

Loss from operations	(306,504)	(81,863)	(805,705)	(311,213)

Other expense:
Interest expense	(5,656)	(240,797)	(231,734)	(646,382)
Loss on disposal of fixed assets	—	—	(28,264)	—
Default penalty of convertible note	—	—	—	(162,798)
Loss on issuance of convertible debt	—	(70,675)	—	(612,844)
Change in fair value of derivative	—	(438,824)	(3,048)	(1,934,083)
Total other expense	(5,656)	(750,296)	(263,046)	(3,356,107)

Loss before income taxes	(312,160)	(832,159)	(1,068,751)	(3,667,320)

Provision for income taxes	—	—	—	—

Net Loss	$(312,160)	$(832,159)	$(1,068,751)	$(3,667,320)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	691,368,096	1,435,343,158	569,840,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MOTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Net Loss	—	—	—	—		—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	5,000	500,000	500	1,452,936,313	1,452,935	(94,708)	13,041,347	(10,707,914)	3,697,160
Common stock issued for conversion of debt	—	—	—	—	8,680,288	8,680	—	172,973	—	181,653
Net Loss	—	—	—	—	—	—	—	—	(440,292)	(440,292)
Balance, June 30, 2022	5,000,000	5,000	500,000	500	1,461,616,601	1,461,615	(94,708)	13,214,320	(11,148,206)	3,438,521
Net Loss	—	—	—	—	—	—	—	—	(312,160)	(312,160)
Balance, September 30, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,214,320	$(11,460,366)	$3,126,361

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	5,000,000	$126,000	500,000	$500	368,063,606	$368,061	$5,200,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	—	—	—	—	74,985,965	74,986	467,990	—	542,976
Warrants issued with convertible debt	—	—	—	—	—	—	75,070	—	75,070
Net Loss	—	—	—	—	—	—	—	(471,466)	(471,466)
Balance, March 31, 2021	5,000,000	126,000	500,000	500	443,049,571	443,047	5,743,945	(7,037,408)	(723,916)
Common stock issued for conversion of debt	—	—	—	—	87,252,322	87,252	2,114,742	—	2,201,994
Common stock issued for conversion of warrants	—	—	—	—	43,478,695	43,479	(43,479)	—	—
Common stock issued for cash	—	—	—	—	12,800,000	12,800	83,200	—	96,000
Warrants issued with convertible debt	—	—	—	—	—	—	106,722	—	106,722
Beneficial conversion feature	—	—	—	—	—	—	30,000	—	30,000
Net Loss	—	—	—	—	—	—	—	(2,363,695)	(2,363,695)
Balance, June 30, 2021	5,000,000	126,000	500,000	500	586,580,588	586,578	8,035,130	(9,401,103)	(652,895)
Common stock issued for conversion of debt	—	—	—	—	97,822,249	97,822	800,254	—	898,076
Common stock issued for cash	—	—	—	—	260,000,000	260,000	1,690,000	—	1,950,000
Net Loss	—	—	—	—	—	—	—	(832,159)	(832,159)
Balance, September 30, 2021	5,000,000	$126,000	500,000	$500	944,402,837	$944,400	$10,525,384	$(10,233,262)	$1,363,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,068,751)	$(3,667,320)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	46,606	41,208
Change in fair value of derivative	3,048	1,934,083
Discount amortization	206,157	559,732
Loss on issuance of convertible debt	—	612,844
Loss on disposal of fixed assets	28,264	—
Default penalty of convertible note	—	162,798
Operating lease expense	10,100	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(15,200)	—
Prepaid expenses	(70,656)	—
Inventory	(1,128,423)	(8,022)
Accounts payable	17,734	(3,184)
Accrued officer compensation	5,000	12,000
Accrued interest	(13,521)	69,554
Accrued interest – related party	16,958	16,938
Net cash used in operating activities	(1,962,684)	(269,369)

Cash Flows from Investing Activities:
Purchase of equipment	(71,462)	(38,444)
Net cash used by investing activities	(71,462)	(38,444)

Cash Flows from Financing Activities:
Repayment of loans	(45,000)	(4,770)
Proceeds from convertible notes payable	—	516,300
Cash advance – related party	1,523	—
Common stock sold for cash	855,000	2,046,000
Net cash provided by financing activities	811,523	2,557,530

Net change in cash	(1,222,623)	2,249,717
Cash at beginning of the period	3,383,568	114,227
Cash at end of the period	$2,160,945	$2,363,944

Supplemental cash flow information:
Interest paid in cash	$22,140	$306
Taxes paid	$—	$—
Supplemental non-cash disclosure:
Common stock issued for conversion of debt	$427,730	$517,724
Establish right of use asset	$328,803	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

REMSLEEP HOLDINGS, INC.

 NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2021. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2022, and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2022.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022 and December 31, 2021:

September 30, 2022:

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

As of September 30, 2022, the Company had 139,714,286 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,460,336 at September 30, 2022, had a net loss of $1,068,751, and net cash used in operating activities of $1,962,684 for the nine months ended September 30, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Property and equipment, stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2022	December 31, 2021
Furniture/fixtures	$39,746	$14,904
Office equipment	43,780	14,522
Automobile	29,905	29,905
Tooling/Molds	35,205	176,990
Less: accumulated depreciation	(46,983)	(131,260)
Property and equipment, net	$101,653	$105,061

Depreciation expense

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $46,606 and $41,208, respectively.

During the nine months ended September 30, 2022, the Company disposed of certain property and equipment it was no longer using, resulting in a loss on disposal of $28,264.

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

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of September 30, 2022:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2021	Additions	Conversions/ Repayments	Balance September 30, 2022
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	36,500	—	(36,500)	—
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	100,000	—	(100,000)	—
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	58,850	—	(58,850)	—
Power Up Lending Group LTD	10/12/2021	10/12/2022	10%	86,350	—	(86,350)
			Total	$399,400	$—	$(339,400)	$—
		Less debt discount		(206,157)			—
				$193,243			$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2020	$700,719
Increase to derivative due to new issuances	1,087,302
Decrease to derivative due to conversion/repayments	(3,098,325)
Derivative loss due to mark to market adjustment	1,601,016
Balance at December 31, 2021	$290,712
Decrease to derivative due to conversion/repayments	(287,664)
Derivative loss due to mark to market adjustment	(3,048)
Balance at September 30, 2022	$—

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

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019. These loans are unsecured, and due on demand. As of September 30, 2022, and December 31, 2021, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of September 30, 2022, total accrued interest is $84,463. During the third quarter Mr. Bird, advanced the Company an additional $1,523.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of September 30, 2022 and December 31, 2021, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the nine months ended September 30, 2022 and 2021, cash payments of $60,000 and $36,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of September 30, 2022 and December 31, 2021, there is $50,000 and $45,000 of accrued compensation, respectively, due to Mr. Bird. During the nine months ended September 30, 2022 and 2021, cash payments of $52,000 and $15,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the nine months ended September 30, 2022 and 2021, the Company made cash payments to Mr. Lane of $48,000 and $17,000, respectively.

During the nine months ended September 30, 2022 and, 2021, the Company paid $21,500 and $15,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the nine months ended September 30, 2022 and 2021, the Company paid $1,000 and $5,000, respectively, to the son of the CEO for website design services.

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

Asset	Balance Sheet Classification	September 30, 2022
Operating lease asset	Right of use asset	$283,136
Total lease asset		$283,136

Liability
Operating lease liability – current portion	Current operating lease liability	$90,824
Operating lease liability – noncurrent portion	Long-term operating lease liability	202,412
Total lease liability		$293,236

Lease obligations at September 30, 2022 consisted of the following:

For the year ended December 31:
2022	$28,861
2023	107,020
2024	134,438
2025	49,151
Total payments	$319,470
Amount representing interest	$(26,234)
Lease obligation, net	293,236
Less current portion	(90,824)
Lease obligation – long term	$202,412

The lease expense for the above agreement for the nine months ended September 30, 2022 was $51,160 which consisted of amortization expense of $41,828 and interest expense of $9,332.

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

NOTE 11 - WARRANTS

A summary of the status of the Company’s outstanding stock warrants and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$—
Granted	201,500,000	$0.0029	4.62	$—
Expired	—	$—	—	$—
Increased for adjustment(1)	12,012,987	$—	—	$—
Exercised	(2,987,013)	$—	—	$—
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at September 30, 2022	166,500,000	$0.0104	3.39	$1,739,550

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.002 - 0.014	166,500,000	3.64 years	$0.0117

(1)	Pursuant to the terms of certain warrant agreements, when the exercise price is reduced for any reason outlined in the agreement, the number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price.

The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price as of September 30, 2022, which would have been received by the warrant holder had the warrant holder exercised their warrants as of that date.

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

Results of Operations

The three months ended September 30, 2022 compared to the three months ended September 30, 2021

We began to sell our ResPlus CPAP system in the second quarter. We recognized revenue and cost of goods of $137,568 and $86,250, respectively for the three months ended September 30, 2022.

Professional fees were $14,200 compared to $7,500 for the three months ended September 30, 2022 and 2021, respectively, an increase of $6,700, or 89.3%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal fees of approximately $5,700.

Compensation expense was $72,000 and $21,000 for the three months ended September 30, 2022 and 2021, respectively, an increase of $51,000, or 242.9%. On April 1, 2022, compensation expense for our CEO and Chairman increased.

Development expense related to our CPAP systems was $121,170 and $16,666 for the three months ended September 30, 2022 and 2021, respectively, an increase of $104,504. Development expense increased over the prior period as we continue to work to bring new products to market.

Lease expense was $21,296 and $0 for the three months ended September 30, 2022 and 2021, respectively. In May 2022, we began to incur lease/rent expense for both our corporate office and short term apartment rental for employees to stay at when in town.

General and administrative expense (“G&A”) was $129,156 and $36,697 for the three months ended September 30, 2022 and 2021, respectively, an increase of $92,459, or 252%. During the current period we incurred additional expense related to the process of obtaining our 510k for DeltaWave (~$38,200), OTC fees of $14,220 and other compensation expense of $27,500 We also incurred additional expense involved with moving our corporate headquarters and setting up our offices.

Our loss from operations increased $224,641 to $306,504 in the current period from $81,863 in the prior period

Total other expense for the three months ended September 30, 2022, was $5,656 for interest expense Total other expense for the three months ended September 30, 2021, was $750,000. Other expense in the prior period includes a loss in the change of fair value of $438,824, a loss on the issuance of convertible debt of $70,675, and interest expense of $240,797 (includes $213,037 amortization of debt discount).

Net Loss

For the three months ended September 30, 2022, we had a net loss of $312,160 as compared to a net loss of $832,159 for the three months ended September 30, 2021. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

The nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

We began to sell our ResPlus CPAP system in the second quarter. We recognized revenue and cost of goods of $257,238 and $176,010, respectively for the nine months ended September 30, 2022.

Professional fees were $100,165 compared to $59,643 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $40,522, or 67.9.%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal fees of approximately $36,700.

Compensation expense was $165,000 and $63,000 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $102,000 or 161.9.%. On April 1, 2022, compensation expense for our CEO and Chairman increased.

Development expense related to our CPAP systems was $184,888 and $95,608 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $89,280 or 93.4%. Development expense increased over the prior period as we work to bring our new products to market.

Lease expense was $51,160 and $0 for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we began to incur lease/rent expense for both our corporate office and short term apartment rental for employees to stay at when in town.

G&A expense was $385,720 and $92,962 for the nine months ended September 30, 2022 and 2021, respectively, an increase of $292,758 or 314.9%. During the current period we incurred additional expense related to the process of obtaining our 510k for DeltaWave (~$69,000), travel expense of $24,400 and other compensation expense of $59,950, We also incurred additional expense involved with moving our corporate headquarters and setting up our offices.

Our loss from operations increased $494,493 to $805,706 in the current period from $311,213 in the prior period.

Total other expense for the nine months ended September 30, 2022, was $263,046. Other expense includes a loss in the change of fair value of $3,048, a loss on disposal of fixed assets of $28,264 and interest expense of $231,734 (includes $206,157 amortization of debt discount). Total other expense for the nine months ended September 30, 2021, was $3,356,107. Other expense in the prior period includes a loss in the change of fair value of $1,934,083, a loss on the issuance of convertible debt of $612,844, a penalty for default on convertible debt of $162,798 and interest expense of $646,382 (includes $559,732 amortization of debt discount).

Net Loss

For the nine months ended September 30, 2022, we had a net loss of $1,068,751 as compared to a net loss of $3,667,320 for the nine months ended September 30, 2021. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2022 was $1,962,684 compared to $269,369 of cash used in operating activities for the nine months ended September 30, 2021. During the current period the Company used more cash for activities related to bringing its product to market. Our largest cash expenditures were for inventory, an advance payment on our new lease and compensation expense.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the nine months ended September 30, 2022 was $71,462 as compared to $38,444 of cash used in investing activities for the nine months ended September 30, 2021.

Cash Flows from Financing

For the nine months ended September 30, 2022, we received $855,000 from the sale of common stock and repaid a $45,000 loan. We also received a short term cash advance from a related party of $1,523 for the payment of expenses. For the nine months ended September 30, 2021, we received $516,300 from the issuance of convertible loans, $2,046,000 from the sale of common stock and we repaid $4,770 on other loans.

As of September 30, 2022, we have current assets of $3,685,535, which includes $2,393,372 of cash and $1,214,637 of recently purchased inventory. As of September 30, 2022, we no longer have any outstanding convertible notes payable.

Going Concern

As of September 30, 2022, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2022, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2021, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to a lack of segregation of duties.

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

During the nine months ended September 30, 2022, Power Up Lending Group LTD converted $274,850 of principal and interest into 27,332,996 shares of common stock.

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

REMSLEEP HOLDINGS, INC.

Date: November 14, 2022	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)