Form 10-K
period 2022-12-31
RemSleep Holdings Inc.
filed 2023-04-17
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14175 ICOT Blvd, Suite 300, Clearwater, FL 33760

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $34,418,892 based on 1,458,427,613 non affiliate shares outstanding at $.00236 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 17, 2023, there were 1,461,616,601 shares of the issuer’s common stock outstanding.

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

Sources:

1.	Markets & Markets. “Global Sleep Apnea Diagnostics& Therapeutic Devices Market.” http://www.marketsandmarkets.com/PressReleases/sleep-apnea-devices.asp

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share is currently listed to trade on the OTC Markets Group, OTCQB tier under the symbol “RMSL”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2022 and 2021, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.027	$0.009
June 30, 2022	$0.043	$0.009
September 30, 2022	$0.036	$0.012
December 31, 2022	$0.016	$0.009

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$0.015	$0.004
June 30, 2021	$0.047	$0.007
September 30, 2021	$0.028	$0.009
December 31, 2021	$0.033	$0.01

At April 17, 2023 there were approximately 155 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Stock Transfer, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

Recent Issuances of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada corporation formed on June 6, 2007. Our headquarters are in Clearwater, FL. We have been engaged in our current business model since January 1, 2015.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

We began to sell our ResPlus CPAP system in the second quarter of 2022. We recognized revenue and cost of goods of $320,719 and $248,426, respectively for the year ended December 31, 2022.

Operating Expenses

Professional fees were $115,135 and $82,043 for the years ended December 31, 2022 and 2021, respectively, an increase of $33,092, or 40.3%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to an increase in legal fees of approximately $27,000.

Development expense related to our DeltaWave CPAP system was $337,003 and $129,311 for the years ended December 31, 2022 and 2021, respectively, an increase of $207,722 or 160.6%. Development expense increased over the prior period as we work to bring our new products to market. Approximately 25% of development expense is related to product testing.

Compensation expense was $231,000 and $84,000 for the years ended December 31, 2022 and 2021, respectively, an increase of $147,000, or 175%. On April 1, 2022, compensation expense for our CEO and Chairman increased. Compensation also increased for our CTO.

Lease expense was $114,702 and $0 for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we began to incur lease/rent expense for both our corporate office and short-term apartment rental for employees to stay at when in town.

General and administrative expense (“G&A”) was $492,295 and $130,334 for the years ended December 31, 2022 and 2021, respectively, an increase of $361,961 or 277.7%. During the current year we incurred additional expense related to the process of obtaining our 510k for DeltaWave (~$118,000), travel expense of $24,600 and other compensation expense of $59,950, We also incurred additional expense involved with moving our corporate headquarters and setting up our offices.

Total other expense for the year ended December 31, 2022, was $268,702. Other expense includes a loss in the change of fair value of $3,048, a loss on disposal of fixed assets of $28,264 and interest expense of $237,390 (includes $206,157 amortization of debt discount).

Total other expense for the year ended December 31, 2021, was $3,399,985. Other expense includes a loss in the change of fair value of $1,601,016, a loss on the issuance of convertible debt of $717,592, a penalty for default on convertible debt of $162,798 and interest expense of $918,579 (includes $813,619 amortization of debt discount).

Net Loss

For the year ended December 31, 2022, we had a net loss of $1,486,574 as compared to a net loss of $3,825,673 for the year ended December 31, 2021. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2022 was $2,234,058 as compared to $349,995 of cash used in operating activities for the year ended December 31, 2021. During the current year the Company used more cash for activities related to bringing its product to market. Our largest cash expenditures were for inventory, an advance payment on our new lease and compensation expense.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the year ended December 31, 2022 was $122,262 as compared to $67,252 of cash used in investing activities for the year ended December 31, 2021.

Cash Flows from Financing

For the year ended December 31, 2022, we received $855,000 from the sale of common stock and repaid a $45,000 loan. We also received a short-term cash advance from a related party of $4,740 for the payment of expenses. For the year ended December 31, 2021, we received $591,300 from the issuance of convertible debt and $3,103,500 from the sale of common stock. We repaid $8,212 on our auto loan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,414,921 at December 31, 2022, had a net loss of $1,486,574 and net cash used in operating activities of $2,234,058 for the year ended December 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, a net loss, and negative cash flows from operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Refer to Note 2 to the financial statements.

Description of the Critical Audit Matter

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. As this is the first year that the Company has earned revenue, we considered this to be a critical audit matter due to judgments required by management regarding revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to revenue recognition included the following, among others:

●	Evaluated management's revenue recognition policies and reviewed underlying documents for reasonableness of the application of ASC 606.

●	Obtained an understanding of the process utilized by management in determining when performance obligations are satisfied.

●	Substantively tested revenue transactions to an appropriate coverage based on risk assessments.

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 17, 2023

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,841,988	$3,383,568
Accounts receivable	11,698	—
Inventory	1,056,007	—
Total current assets	2,909,693	3,383,568

Other asset	10,000	10,000
Right of use asset	303,227	—
Property and equipment, net	137,980	105,061

Total Assets	$3,360,900	$3,498,629

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$54,845	$15,505
Accrued compensation	52,000	47,000
Accrued interest	—	41,851
Accrued interest – related party	90,119	67,505
Convertible Notes, net of discount of $0 and $206,157 , respectively	—	193,243
Derivative Liability	—	290,712
Loan payable – related party	179,191	179,191
Due to a related party	4,740	—
Loans payable	—	45,000
Operating lease liability – current portion	93,241	—
Total current liabilities	474,136	880,007
Long Term Liabilities
Operating lease liability – net of current portion	178,226	—
Total Liabilities	652,362	880,007

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5, 000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 and 1,234,008,735 shares issued and outstanding, respectively	1,461,615	1,234,006
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,751,052	11,865,439
Accumulated Deficit	(12,414,921)	(10,391,615)
Total Stockholders’ Equity (Deficit)	2,708,538	2,618,622

Total Liabilities and Stockholders’ Equity (Deficit)	$3,360,900	$3,498,629

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Revenue	$320,719	$—
Cost of goods sold	248,426	—
Gross margin	72,293	—

Operating Expenses:
Professional fees	115,135	82,043
Development expense	337,033	129,311
Compensation – related party	231,000	84,000
Lease expense	114,702	—
General and administrative	492,295	130,334

Total operating expenses	1,290,165	425,688

Loss from operations	(1,217,872)	(425,688)

Other expense:
Interest expense	(237,390)	(918,579)
Loss on disposal of fixed assets	(28,264)	—
Default penalty of convertible note	—	(162,798)
Loss on issuance of convertible debt	—	(717,592)
Change in fair value of derivative	(3,048)	(1,601,016)
Total other expense	(268,702)	(3,399,985)

Loss before income taxes	(1,486,574)	(3,825,673)

Provision for income taxes	—	—

Net Loss	$(1,486,574)	$(3,825,673)
Deemed dividend	(536,732)	—
Net Loss to Common Shareholders	(2,023,306)	—

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	1,461,965,506	700,895,412

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2020	5,000,000	$5,000	500,000	$500	368,063,606	$368,061	$—	$5,321,885	$(6,565,942)	$(870,496)
Common stock issued for conversion of debt	—	—	—	—	408,666,436	408,666	(94,708)	3,685,763	—	3,999,721
Common stock issued for cash	—	—	—	—	413,800,000	413,800	—	2,689,700	—	3,103,500
Warrants converted to common stock	—	—	—	—	43,478,693	43,479	—	(43,479)	—	—
Beneficial conversion feature	—	—	—	—	—	—	—	211,570	—	211,570
Net Loss	—	—	—	—	—	—	—	—	(3,825,673)	(3,825,673)
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	43,479,662	43,481	—	678,009	—	721,490
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Warrant down round protection								536,732	(536,732)	—
Net Loss	—	—	—	—	—	—	—	—	(1,486,574)	(1,486,574)
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,486,574)	$(3,825,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	61,079	57,561
Change in fair value of derivative	3,048	1,601,016
Discount amortization	206,157	813,619
Loss on issuance of convertible debt	—	717,592
Default penalty of convertible note	—	162,798
Loss on disposal of fixed assets	28,264	—
Operating lease expense	15,732	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(11,698)	—
Prepaids and other assets	(47,491)	—
Inventory	(1,056,007)	11,064
Accounts payable	39,339	(4,730)
Accrued compensation – related party	5,000	12,000
Accrued interest	(13,521)	82,174
Accrued interest – related party	22,614	22,584
Net cash used by operating activities	(2,234,058)	(349,995)

Cash Flows from Investing Activities:
Purchase of property and equipment	(122,262)	(67,252)
Net cash used by investing activities	(122,262)	(67,252)

Cash Flows from Financing Activities:
Repayment of loans	(45,000)	(8,212)
Proceeds from convertible notes payable	—	591,300
Cash advance – related party	4,740	—
Proceeds from sale of common stock	855,000	3,103,500
Net cash provided by financing activities	814,740	3,686,588

Net change in cash	(1,541,580)	3,269,341
Cash at beginning of the year	3,383,568	114,227
Cash at end of the year	$1,841,988	$3,383,568

Supplemental cash flow information:
Interest paid in cash	$22,140	$—
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$427,730	$724,359
Establish right of use asset	$328,803	$—

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2022, the Company had $1,591,988 of cash above the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 or 2021.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

As of December 31, 2022, the Company had approximately 172,500,000 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and 2021:

December 31, 2022:

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

All orders are received online at which time payment is made. When payment is approved the product is shipped. When the product ships control of the promised goods is transferred to the customers and the revenue is recognized.

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warrants the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of December 31, 2022, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years . The Company has adopted ASU 2020-06, with no material impact to its financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,414,921 at December 31, 2022, had a net loss of $1,486,574 and net cash used in operating activities of $2,234,058 for the year ended December 31, 2022. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has completed its initial product development and has begun selling its product in Q2 of 2022. In addition, the Company has been in the process of obtaining its 510k for its DeltaWave product. FDA approval is expected by the fourth quarter of 2023. The Company will continue to finance its operations through debt and/or equity financing as needed.

The industry in which we operate depends heavily upon our ability to obtain raw materials and manufacture our product as well as the overall level of consumer and business spending. We currently use only one supplier for most of our products. A sustained deterioration in general economic conditions (including distress in financial markets, turmoil in specific economies around the world, public health crises, and additional government intervention), particularly in the United States, may have a negative financial impact to our Company. Adverse conditions as a result of the global COVID-19 outbreak, have and may continue to impact our manufacturing processes and ultimately our ability to sell our product.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2022	December 31, 2021
Furniture/fixtures	$39,746	$14,904
Office equipment	43,780	14,522
Automobile	29,905	29,905
Tooling/Molds	86,005	176,990
Less: accumulated depreciation	(61,456)	(131,260)
Fixed assets, net	$137,980	$105,061

Depreciation expense

Depreciation expense for the years ended December 31, 2022 and 2021 was $61,079 and $57,561, respectively.

During the year ended December 31, 2022, the Company disposed of certain property and equipment it was no longer using, resulting in a loss on disposal of $28,264.

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

NOTE 6 - CONVERTIBLE NOTES

The following table summarizes the convertible notes and related activity as of December 31, 2022:

Note Holder	Date	Maturity Date	Interest	Balance December 31, 2021	Additions	Conversions/ Repayments	Balance December 31, 2022
Granite Global Investments Ltd	4/7/2021	4/7/2022	10%	$36,500	$—	$(36,500)		$—
Granite Global Investments Ltd	4/9/2021	4/9/2022	10%	$100,000	$—	$(100,000)		$—
Power Up Lending Group LTD	7/22/2021	7/22/2022	10%	$58,850	$—	$(58,850)		$—
Power Up Lending Group LTD	8/26/2021	8/26/2022	10%	$58,850	$—	$(58,850)		$—
Power Up Lending Group LTD	9/22/2021	9/22/2022	10%	$58,850	$—	$(58,850)		$—
Power Up Lending Group LTD	10/12/2021	10/12/2022	10%	$86,350	$—	$(86,350)	$
			Total	$399,400	$—	$(339,400)		$—
		Less debt discount		(206,157)				—
				$193,243				$—

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2020	$700,719
Increase to derivative due to new issuances	1,087,302
Decrease to derivative due to conversion/repayments	(3,098,325)
Derivative loss due to mark to market adjustment	1,601,016
Balance at December 31, 2021	$290,712
Decrease to derivative due to conversion/repayments	(287,664)
Derivative loss due to mark to market adjustment	(3,048)
Balance at December 31, 2022	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy at the time of conversion is as follows:

Inputs
Stock price	$0.01 – 0.0175
Conversion price	$0.0097 – 0.0175
Volatility (annual)	169.37% – 177.63%
Risk-free rate	.39% – 1.25%
Dividend rate	–
Years to maturity	.25 – .50

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019. These loans are unsecured, and due on demand. As of December 31, 2022 and 2021, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2022, total accrued interest is $90,119. During the third quarter Mr. Bird, advanced the Company an additional $1,523. The advance was paid back as of December 31, 2022.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2022 and 2021, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2022 and 2021, cash payments of $84,000 and $48,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of December 31, 2022 and 2021, there is $50,000 and $45,000 of accrued compensation, respectively, due to Mr. Bird. During the years ended December 31, 2022 and 2021, cash payments of $76,000 and $24,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2022 and 2021, the Company made cash payments to Mr. Lane of $66,000 and $26,000, respectively.

During the years ended December 31, 2022 and 2021, the Company paid $9,500  and $9,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the years ended December 31, 2022 and 2021, the Company paid $1,000 and $12,000, respectively, to the son of the CEO for website design services.

NOTE 8 - OPERATING LEASES

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases. We account for short-term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

Adoption of Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), resulted in recording an initial right-of-use (“ROU”) assets and operating lease liabilities of $328,803 on May 1, 2022.

Asset	Balance Sheet Classification	December 31, 2022
Operating lease asset	Right of use asset	$303,227
Total lease asset		$303,227

Liability
Operating lease liability – current portion	Current operating lease liability	$93,241
Operating lease liability – noncurrent portion	Long-term operating lease liability	178,226
Total lease liability		$271,467

Lease obligations at December 31, 2022 consisted of the following:

For the year ended December 31:
2023	$107,020
2024	134,438
2025	49,151
Total payments	$290,609
Amount representing interest	$(19,142)
Lease obligation, net	271,467
Less current portion	(93,241)
Lease obligation – long term	$178,226

The operating lease expense for the above agreement for the year ended December 31, 2022 was $69,494 which consisted of amortization expense of $73,067, $23,165 of prepaid rent and interest expense of $15,732.

NOTE 9 - COMMON STOCK

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

During Q1 and Q2  2022, Power Up Lending Group LTD converted $274,850 of principal and interest into 27,332,996 shares of common stock.

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

NOTE 11 - INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$312,000	$803,000
Less: valuation allowance	(312,000)	(803,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$2,494,000	$2,182,000
Less: valuation allowance	(2,494,000)	(2,182,000)
Net deferred tax asset	$-	$-

At December 31, 2022, the Company had net operating loss carry forwards of approximately $2,494,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 12 – WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2020	15,974,026	$0.00385	2.06	$—
Granted	201,500,000	$0.0029	4.62	$—
Expired	—	$—	—	$—
Increased for adjustment (1)	12,012,987	$—	—	$—
Exercised	(2,987,013)	$—	—	$—
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted (1)	6,000,000	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500

(1)	The outstanding warrants include an anti-dilutive clause requiring adjustment to the exercise price for any reason outlined in the agreement. The number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price. The fair value of any additional warrants is recognized as a deemed dividend.

Range of Exercise Prices	Number Outstanding 12/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.002 – 0.014	166,500,000	3.14 years	$0.0117

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has been in the process of obtaining its 510k for DeltaWave. This requires a myriad of tests to prove to the FDA that the device is safe and effective. The company has diligently carried out these tests through independent testing labs. There have been no issues aside from a negative result on a cytotoxicity test due to incorrect procedures performed by a third-party lab. This roadblock has required the company to perform a retest. The company has failed the retest due to what is believed to be a faulty analysis by the testing company. The company believes they can narrow down the exact part of the device that is failing the test and quickly resolve this matter. The company has engaged a new testing company appropriately suited for the Company’s specific testing requirements.  Testing is expected to be completed in the second quarter.  The 510K will be submitted immediately after testing is completed.

NOTE 14 - SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2022, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Russell Bird	74	Chairman and Director
Tom Wood	76	Chief Executive Officer and Director
Jonathan B. Lane	62	Vice President and Chief Technology Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2022, we believe all necessary forms have been filed.

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

SUMMARY COMPENSATION TABLE

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird	2022	$81,000	$0	$0	$0	$0	$0	$0	$81,000
(Chairman)	2021	$24,000	$0	$0	$0	$0	$0	$0	$24,000
Tom Wood	2022	$84,000	$0	$0	$0	$0	$0	$0	$84,000
(Executive Officer)	2021	$48,000	$0	$0	$0	$0	$0	$0	$48,000
Jonathan B. Lane	2022	$66,000	$0	$0	$0	$0	$0	$0	$66,000
(Vice President and Chief Technology Officer)	2021	$26,000	$0	$0	$0	$0	$0	$0	$26,000

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 17, 2023, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, Chairman (3)	26,219,494	1.79%
Tom Wood, CEO (4)	25,969,494	1.78%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	3.57%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 1,461,616,601 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 14175 ICOT Blvd, Suite 300, Clearwater, FL 33760.

(3)	Russell Bird also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

(4)	Tom Wood also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019. These loans are unsecured, and due on demand. As of December 31, 2022 and 2021, the balance due on these loans is $179,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2022, total accrued interest is $90,119. During the third quarter Mr. Bird, advanced the Company an additional $1,523. The advance was paid back as of December 31, 2022.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2022 and 2021, there is $2,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2022 and 2021, cash payments of $84,000 and $48,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of December 31, 2022 and 2021, there is $50,000 and $45,000 of accrued compensation, respectively, due to Mr. Bird. During the years ended December 31, 2022 and 2021, cash payments of $76,000 and $24,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2022 and 2021, the Company made cash payments to Mr. Lane of $66,000 and $26,000, respectively.

During the years ended December 31, 2022 and 2021, the Company paid $9,000 and $9,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the years ended December 31, 2022 and 2021, the Company paid $1,000 and $12,000, respectively, to the son of the CEO for website design services.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2022 and 2021 amounted to $32,200 and $33,400, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2022 and 2021 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2022 and 2021 was $3,345 and $3,263, respectively.

All Other Fees

During the fiscal years ended December 31, 2022 and 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
4.1	Description of Registered Securities (*)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	April 17, 2023

By:	/s/ Russell Bird
Russell Bird
Chairman

Date:	April 17, 2023