Form 10-Q
period 2023-03-31
RemSleep Holdings Inc.
filed 2023-05-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14175 Icot Boulevard, Suite 300, Clearwater, Florida 33760

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2023, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,464,775	$1,841,988
Accounts receivable	15,415	11,698
Inventory	982,431	1,056,007
Total current assets	2,462,621	2,909,693

Other asset	10,000	10,000
Right of use asset	271,869	303,227
Property and equipment, net	245,660	137,980

Total Assets	$2,990,150	$3,360,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,021	$54,845
Accrued compensation	70,000	52,000
Accrued interest – related party	95,402	90,119
Loan payable – related party	79,191	179,191
Due to a related party	—	4,740
Operating lease liability – current portion	95,694	93,241
Total current liabilities	354,308	474,136
Long Term Liabilities
Operating lease liability – net of current portion	153,563	178,226
Total Liabilities	507,871	652,362

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5, 000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 shares issued and outstanding	1,461,615	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,751,052	13,751,052
Accumulated Deficit	(12,641,180)	(12,414,921)
Total Stockholders’ Equity (Deficit)	2,482,279	2,708,538

Total Liabilities and Stockholders’ Equity (Deficit)	$2,990,150	$3,360,900

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenue	$85,655	$—
Cost of goods sold	73,576	—
Gross margin	12,079	—

Operating Expenses:
Professional fees	17,892	26,000
Development expense	26,782	25,667
Compensation – related party	60,000	21,000
Lease expense	46,304	—
General and administrative	82,077	81,891

Total operating expenses	233,055	154,558

Loss from operations	(220,976)	(154,558)

Other income (expense):
Interest expense	(5,283)	(173,648)
Change in fair value of derivative	—	11,907
Total other expense	(5,283)	(161,741)

Loss before income taxes	(226,259)	(316,299)

Provision for income taxes	—	—

Net Loss	$(226,259)	$(316,299)

Net loss per share, basic and diluted	$(0.00)	$(0.010)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	1,383,367,206

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,641,180)	$2,482,279

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Net Loss	—	—	—	—	—	—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	$5,000	500,000	$500	1,452,936,313	$1,452,935	$(94,708)	$13,041,347	$(10,707,914)	$3,697,160

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(226,259)	$(316,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,770	16,532
Change in fair value of derivative	—	(11,907)
Discount amortization	—	159,383
Operating lease expense	9,148	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(3,717)	—
Prepaids and other assets	—	(69,494)
Inventory	73,576	—
Accounts payable	(40,824)	7,435
Accrued compensation – related party	18,000	1,000
Accrued interest	—	8,619
Accrued interest – related party	5,283	5,646
Net cash used by operating activities	(144,023)	(199,085)

Cash Flows from Investing Activities:
Purchase of property and equipment	(128,450)	(24,905)
Net cash used by investing activities	(128,450)	(24,905)

Cash Flows from Financing Activities:
Repayment of loans – related party	(104,740)	—
Proceeds from sale of common stock	—	855,000
Net cash (used) provided by financing activities	(104,740)	855,000

Net change in cash	(377,213)	631,010
Cash at beginning of the period	1,841,988	3,383,568
Cash at end of the period	$1,464,775	$4,014,578

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$—	$337,455

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2023, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2023, the Company had $1,214,775 of cash above the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2023 and December 31, 2022.

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

As of March 31, 2023, the Company had approximately 172,500,000 potentially dilutive shares of common stock warrants, 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of March 31, 2023, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of March 31, 2023, management has determined that an allowance for doubtful account is not required as all amounts are considered to be collectible.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,641,180 at March 31, 2023, had a net loss of $226,259 and net cash used in operating activities of $144,023 for the three months ended March 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2023	December 31, 2022
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	29,905	29,905
Tooling/Molds	214,454	86,005
Less: accumulated depreciation	(82,225)	(61,456)
Fixed assets, net	$245,660	$137,980

Depreciation expense

Depreciation expense for the three months ended March 31, 2023 and 2022 was $20,770 and $16,532, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019 for a total loan of $179,191. The loan is unsecured and due on demand. During the three months ended March 31, 2023, the Company repaid $100,000 of the loan. As of March 31, 2023 and December 31, 2022, the balance due on these loans is $79,191 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of March 31, 2023 and December 31, 2022, total accrued interest is $95,402 and $90,119, respectively.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of March 31 and December 31, 2022, there is $14,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the three months ended March 31, 2023 and 2022, cash payments of $12,000 and $14,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of As of March 31 and December 31, 2022, there is $56,000 and $50,000 of accrued compensation, respectively, due to Mr. Bird. During the three months ended March 31, 2023 and 2022, cash payments of $18,000 and $6,000, respectively, were paid to Mr. Bird.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the three months ended March 31, 2023 and 2022, the Company made cash payments to Mr. Lane of $12,000 and $10,000, respectively.

During the three months ended March 31, 2023 and 2022, the Company paid $10,000 and $7,500, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the three months ended March 31, 2023 and 2022, the Company paid $0 and $4,000, respectively, to the son of the CEO for website design services.

NOTE 6 - OPERATING LEASES

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

Asset	Balance Sheet Classification	March 31, 2023
Operating lease asset	Right of use asset	$271,869
Total lease asset		$271,869

Liability
Operating lease liability – current portion	Current operating lease liability	$95,694
Operating lease liability – noncurrent portion	Long-term operating lease liability	153,563
Total lease liability		$249,257

Lease obligations at March 31, 2023 consisted of the following:

For the year ended December 31:
2023	$80,960
2024	134,438
2025	49,151
Total payments	$264,549
Amount representing interest	$(15,292)
Lease obligation, net	249,257
Less current portion	(95,694)
Lease obligation – long term	$153,563

The operating lease expense for the above agreement for the three months ended March 31, 2023, was $35,209 which consisted of amortization expense of $22,098, $9,149 of prepaid rent and interest expense of $3,962.

During the three months ended March 31, 2023, the Company also incurred $11,095 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short term rental.

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

NOTE 8 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted (1)	6,000,000	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Exercised	—	$—	—	$—
Exercisable at March 31, 2023	172,500,000	$0.0104	2.89	$1,834,500

(1)	The outstanding warrants include an anti-dilutive clause requiring adjustment to the exercise price for any reason outlined in the agreement. The number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price. The fair value of any additional warrants is recognized as a deemed dividend.

Range of Exercise Prices	Number Outstanding 3/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.002 – 0.014	172,500,000	2.89 years	$0. 0104

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

Except for statements of historical fact, the information presented herein constitutes forward-looking statements. These forward-looking statements generally can be identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans,” or other words of similar import.  Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, our ability to: successfully commercialize our technology; generate revenues and achieve profitability in an intensely competitive industry; compete in products and prices with substantially larger  and better capitalized competitors; secure, maintain and enforce a strong intellectual property portfolio; attract additional capital sufficient to finance our working capital requirements, as well as any investment of plant, property and equipment; develop a sales and marketing infrastructure; identify and maintain relationships with third party suppliers who can provide us a reliable source of raw materials; acquire, develop, or identify for our own use, a manufacturing capability; attract and retain talented individuals; continue operations during periods of uncertain general economic or market conditions, and; other events, factors and risks previously and from time to time disclosed in our filings with the Securities and Exchange Commission. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on our forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Results of Operations

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues

We began to sell our ResPlus CPAP system in the second quarter. We recognized revenue and cost of goods of $85,655 and $73,576, respectively for the three months ended March 31, 2023.

Operating Expenses

Professional fees were $17,892 and $26,000 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $8,108, or 31.2%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees of approximately $8,000.

Development expenses related to our CPAP systems was $26,782 and $25,667 for the three months ended March 31, 2023 and 2022, respectively, an increase of $1,115. We incur development expenses as we continue to work to bring new products to market.

Compensation expenses were $60,000 and $21,000 for the three months ended March 31, 2023 and 2022, respectively, an increase of $39,000, or 185.7%. On April 1, 2022, compensation expense for our CEO and Chairman increased.

Lease expense was $46,304 and $0 for the three months ended March 31, 2023 and 2022, respectively. In May 2022, we began to incur lease/rent expense for both our corporate office and short-term apartment rental for employees to stay at when in town.

General and administrative expenses (“G&A”) were $82,077 and $81,891 for the three months March 31, 2023 and 2022, respectively, an increase of only $186, or 0.23%.

Our loss from operations increased $66,418 to $220,976 in the current period from $154,558 in the prior period. The increase was mainly due to the increase in compensation expense and the new lease expense.

The total other expense for the three months ended March 31, 2023, was $5,283 for interest expense. Total other expense for the three months ended March 31, 2022, was $161,741. Other expenses include a gain in the change of fair value of $11,907 and interest expense of $173,648 (includes $159,383 amortization of debt discount).

Net Loss

For the three months ended March 31, 2023, we had a net loss of $226,259 as compared to a net loss of $316,299 for the three months ended March 31, 2022. Our net loss decreased due to the decrease in other expense during the period, which consists mostly of non-cash expense related to our convertible debt.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2023, was $144,023 compared to $199,085 of cash used in operating activities for the three months ended March 31, 2022.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the three months ended March 31, 2023 was $128,450 as compared to $24,905 of cash used in investing activities for the three months ended March 31, 2022.

Cash Flows from Financing

For the three months ended March 31, 2023, we repaid $100,000 of the loan payable due to our chairman and $4,740 of a short term cash advance from a related party for the payment of expenses. For the three months ended March 31, 2022, we received $855,000 from the sale of common stock.

As of March 31, 2023, we have current assets of $2,462,621, which includes $1,464,775 of cash and $982,431 of inventory.

Going Concern

As of March 31, 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2023, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to a lack of segregation of duties.

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

REMSLEEP HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)