Form 10-Q
period 2023-06-30
RemSleep Holdings Inc.
filed 2023-08-18
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2023, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,082,261	$1,841,988
Accounts receivable	50,767	11,698
Prepaid	15,000	—
Inventory	935,966	1,056,007
Total current assets	2,083,994	2,909,693

Other asset	10,000	10,000
Right of use asset	240,511	303,227
Property and equipment, net	218,726	137,980

Total Assets	$2,553,231	$3,360,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,021	$54,845
Accrued compensation	54,000	52,000
Accrued interest – related party	—	90,119
Loan payable – related party	—	179,191
Due to a related party	—	4,740
Operating lease liability – current portion	104,010	93,241
Total current liabilities	172,031	474,136
Long Term Liabilities
Operating lease liability – net of current portion	122,119	178,226
Total Liabilities	294,150	652,362

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5, 000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 shares issued and outstanding	1,461,615	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,751,052	13,751,052
Accumulated Deficit	(12,864,378)	(12,414,921)
Total Stockholders’ Equity (Deficit)	2,259,081	2,708,538

Total Liabilities and Stockholders’ Equity (Deficit)	$2,553,231	$3,360,900

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$58,660	$119,670	$144,315	$119,670
Cost of goods sold	50,062	89,760	123,638	89,760
Gross margin	$8,598	$29,910	$20,677	$29,910

Operating Expenses:
Professional fees	$29,810	$59,965	$47,702	$85,965
Compensation expense – related party	52,000	72,000	112,000	93,000
Development expense	48,930	38,051	75,712	63,718
Lease expense	23,195	29,864	69,499	29,864
General and administrative	76,054	174,673	158,131	256,564

Total operating expenses	229,989	374,553	463,044	529,111

Loss from operations	(221,391)	(344,643)	(442,367)	(499,201)

Other expense:
Interest expense	(1,807)	(52,430)	(7,090)	(226,078)
Loss on disposal of fixed assets	—	(28,264	—	(28,264
Change in fair value of derivative	—	(14,955)	—	(3,048)
Total other expense	(1,807)	(95,649)	(7,090)	(257,390)

Loss before income taxes	(223,198)	(440,292)	(449,457)	(756,591)

Provision for income taxes	—	—		—

Net Loss	$(223,198)	$(440,292)	$(449,457)	$(756,591)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	1,425,593,411	1,461,616,601	1,421,988,701

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	5,000	500,000	500	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,641,180)	2,482,279
Net Loss	—	—	—	—	—	—	—	—	(223,198)	(223,198)
Balance, June 30, 2023	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,864,378)	$2,259,081

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128	—	—
Net Loss	—	—	—	—	—	—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	5,000	500,000	500	1,452,936,313	1,452,935	(94,708)	13,041,347	(10,707,914)	3,697,160
Common stock issued for conversion of debt	—	—	—	—	8,680,288	8,680	—	172,973	—	181,653
Net Loss	—	—	—	—	—	—	—	—	(440,292)	(440,292)
Balance, June 30, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,041,347	$(11,148,206)	$3,438,521

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(449,457)	$(756,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	47,704	34,220
Change in fair value of derivative	—	3,048
Discount amortization	—	206,157
Loss on disposal of fixed assets	—	28,264
Operating lease expense	17,378	2,091
Changes in Operating Assets and Liabilities:
Accounts receivable	(39,069)	(6,870)
Prepaids and other assets	(15,000)	(70,656)
Inventory	120,041	(1,214,637)
Accounts payable	(40,824)	23,154
Deferred lease liability	—	9,229
Accrued compensation – related party	2,000	5,000
Accrued interest	—	(13,521)
Accrued interest – related party	(90,119)	11,302
Net cash used by operating activities	(447,346)	(1,739,810)

Cash Flows from Investing Activities:
Purchase of property and equipment	(128,450)	(71,462)
Net cash used by investing activities	(128,450)	(71,462)

Cash Flows from Financing Activities:
Repayment of loans	—	(45,000)
Repayment of loans – related party	(183,931)	—
Cash advance – related party	—	11,076
Proceeds from sale of common stock	—	855,000
Net cash (used) provided by financing activities	(183,931)	821,076

Net change in cash	(759,727)	(990,196)
Cash at beginning of the period	1,841,988	3,383,568
Cash at end of the period	$1,082,261	$2,393,372

Supplemental cash flow information:
Interest paid in cash	$—	$22,140
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$—	$427,730
Establish right of use asset	$—	$328,803

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2023, and the results of its operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2023, the Company had $832,261 of cash above the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2023 and December 31, 2022.

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

As of June 30, 2023, the Company had approximately 15,000,000 potentially dilutive shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of June 30, 2023, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of June 30, 2023, management has determined that an allowance for doubtful account is not required as all amounts are considered to be collectible.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $12,864,378 at June 30, 2023, had a net loss of $449,457 and net cash used in operating activities of $447,346 for the six months ended June 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2023	December 31, 2022
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	29,905	29,905
Tooling/Molds	214,454	86,005
Less: accumulated depreciation	(109,159)	(61,456)
Fixed assets, net	$218,726	$137,980

Depreciation expense

Depreciation expense for the six months ended June 30, 2023 and 2022 was $47,704 and $34,220, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019 for a total loan of $179,191. The loan is unsecured and due on demand. During the three months ended March 31, 2023, the Company repaid $100,000 of the loan. On June 14, 2023, the company repaid $79,191 and $97,209 of principal and interest, respectively, paying the loan back in full. As of June 30, 2023 and December 31, 2022, the balance due is $0 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of June 30, 2023 and December 31, 2022, total accrued interest is $0 and $90,119, respectively.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of June 30, 2023 and December 31, 2022, there is $8,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the six months ended June 30, 2023 and 2022, cash payments of $42,000 and $36,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of June 30, 2023 and December 31, 2022, there is $46,000 and $50,000 of accrued compensation, respectively, due to Mr. Bird. During the six months ended June 30, 2023 and 2022, cash payments of $44,000 and $28,000, respectively, were paid to Mr. Bird. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the six months ended June 30, 2023 and 2022, the Company made cash payments to Mr. Lane of $24,000 and $14,000, respectively.

During the six months ended June 30, 2023 and 2022, the Company paid $13,000 and $7,500, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the six months ended June 30, 2023 and 2022, the Company paid $0 and $4,000, respectively, to the son of the CEO for website design services.

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

Asset	Balance Sheet Classification	June 30, 2023
Operating lease asset	Right of use asset	$240,511
Total lease asset		$240,511

Liability
Operating lease liability – current portion	Current operating lease liability	$104,010
Operating lease liability – noncurrent portion	Long-term operating lease liability	122,119
Total lease liability		$226,129

Lease obligations at June 30, 2023 consisted of the following:

For the year ended December 31:
2023	$56,895
2024	134,438
2025	49,151
Total payments	$264,549
Amount representing interest	$(14,355)
Lease obligation, net	226,129
Less current portion	(104,010)
Lease obligation – long term	$122,119

The operating lease expense for the above agreement for the six months ended June 30, 2023, was $69,500 which consisted of amortization expense of $43,613, $18,298 of prepaid rent and interest expense of $7,589.

During the six months ended June 30, 2023, the Company also incurred $11,095 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short-term rental.

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

NOTE 8 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted (1)	6,000,000	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Cancelled	—	$—	—	$—
Exercisable at June 30, 2023 (2)	172,500,000	$—	—	$—

(1)	The outstanding warrants include an anti-dilutive clause requiring adjustment to the exercise price for any reason outlined in the agreement. The number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price. The fair value of any additional warrants is recognized as a deemed dividend.

(2)	The Company received a Settlement and Mutual Release Agreement, effective July 6, 2023, from Granite Global Value Investments Ltd, that cancels all remaining warrants with the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has been in the process of obtaining its 510k for DeltaWave. This requires a myriad of tests to prove to the FDA that the device is safe and effective. The company has diligently carried out these tests through independent testing labs. There have been no issues aside from a negative result on a cytotoxicity test due to incorrect procedures performed by a third-party lab. This roadblock has required the company to perform a retest. The company has failed the retest due to what is believed to be a faulty analysis by the testing company. The company believes they can narrow down the exact part of the device that is failing the test and quickly resolve this matter. The company has engaged a new testing company appropriately suited for the Company’s specific testing requirements.  Testing is expected to be completed in the third quarter.  The 510K will be submitted immediately after testing is completed.

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

Results of Operations

The three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues

We recognized revenue and cost of goods for our CPAP machines of $58,660 and $50,062, respectively for the three months ended June 30, 2023 and $119,670 and $89,760, respectively for the three months ended June 30, 2022.

Operating Expenses

Professional fees were $29,810 and $59,965 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $30,155, or 50.3%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees.

Development expenses related to our CPAP systems was $48,930 and $38,051 for the three months ended June 30, 2023 and 2022, respectively, an increase of $10,879 or 28.6%. We incur development expenses as we continue to work to bring new products to market.

Compensation expenses were $52,000 and $72,000 for the three months ended June 30, 2023 and 2022, respectively, a decrease of $20,000 or 27.8%. On April 1, 2022, compensation expense for our CEO and Chairman increased and effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

Lease expenses were $23,195 and $29,864 for the three months ended June 30, 2023 and 2022, respectively. In May 2022, we began to incur lease/rent expense for both our corporate office and short-term apartment rental for employees to stay at when in town.

General and administrative expenses (“G&A”) were $76,054 and $174,673 for the three months June 30, 2023 and 2022, respectively, a decrease of $98,619 or 56.5%. In the current period we had decreases in travel expense of approximately $14,300, employee expense of approximately $20,000, rent expense of $12,250, 510K expense of $14,300 and other office/G&A of approximately $40,000.

Our loss from operations decreased $144,564 to $221,391 in the current period from $344,643 in the prior period.

Other Expenses

The total other expense for the three months ended June 30, 2023, was $1,807 for interest expense. Total other expense for the three months ended June 30, 2022, was $95,649. Other expenses included a loss in the change of fair value of $14,955, loss on disposal of fixed assets of $28,264and interest expense of $52,430 (includes $46,744 amortization of debt discount).

Net Loss

For the three months ended June 30, 2023, we had a net loss of $223,198 as compared to a net loss of $440,292 for the three months ended June 30, 2022. Our net loss decreased due to the decrease in other expense, which, in the prior period consisted mostly of non-cash expense related to our convertible debt and to the decrease of G&A expense, during the current period.

The six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenues

We recognized revenue and cost of goods CPAP machines of $144,315 and $119,670, respectively for the six months ended June 30, 2023 and $119,670 and $89,760, respectively for the six months ended June 30, 2022.

Operating Expenses

Professional fees were $47,702 and $85,965 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $38,263 or 44.5%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees.

Development expenses related to our CPAP systems was $75,712 and $63,718 for the six months ended June 30, 2023 and 2022, respectively, an increase of $11,994 or 18.8%. We incur development expenses as we continue to work to bring new products to the market.

Compensation expenses were $112,000 and $93,000 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $19,000 or 20.4%. On April 1, 2022, compensation expense for our CEO and Chairman increased and effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

Lease expenses were $69,500 and $29,864 for the six months ended June 30, 2023 and 2022, respectively. In May 2022, we began to incur lease/rent expense for both our corporate office and short-term apartment rental for employees to stay at when in town.

General and administrative expenses (“G&A”) were $158,131 and $256,564 for the six months June 30, 2023 and 2022, respectively, a decrease of $98,433 or 38.4%. In the current period we had decreases in travel expense of approximately $18,700, employee expense of approximately $16,000, web design of $17,300, 510K expense of $15,800 and other office/G&A of approximately $50,000.

Our loss from operations decreased $56,834 to $442,637 in the current period from $499,201 in the prior period.

Other Expenses

The total other expense for the six months ended June 30, 2023, was $7,090 for interest expense. Total other expense for the six months ended June 30, 2022, was $257,390. Other expenses included a loss in the change of fair value of $3,048, loss on disposal of fixed assets of $28,264 and interest expense of $226,078 (includes $206,157 amortization of debt discount).

Net Loss

For the six months ended June 30, 2023, we had a net loss of $449,457 as compared to a net loss of $756,591 for the six months ended June 30, 2022. Our net loss decreased due to the decrease in other expenses, which, in the prior period consisted mostly of non-cash expenses related to our convertible debt and to the decrease of G&A expense, during the current period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2023, was $447,346 compared to $1,739,810 of cash used in operating activities for the six months ended June 30, 2022. In the prior period we used approximately $1.2mil for the purchase of inventory.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the six months ended June 30, 2023 was $128,450 as compared to $71,462 of cash used in investing activities for the six months ended June 30, 2022.

Cash Flows from Financing

For the six months ended June 30, 2023, we repaid $183,931 of the loan payable due to our chairman. For the six months ended June 30, 2022, we repaid $45,000 of a loan payable and $11,076 of a short-term cash advance from a related party for the payment of expenses. We also received $855,000 from the sale of common stock.

As of June 30, 2023, we have current assets of $2,083,994, which includes $1,082,261 of cash and $935,966 of inventory.

Going Concern

As of June 30, 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2023, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to a lack of segregation of duties.

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

REMSLEEP HOLDINGS, INC.

Date: August 18, 2023	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)