Form 10-Q
period 2023-09-30
RemSleep Holdings Inc.
filed 2023-11-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2023, there were 1,461,616,601 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$904,363	$1,841,988
Accounts receivable	40,560	11,698
Prepaid	7,500	—
Inventory	886,026	1,056,007
Total current assets	1,838,449	2,909,693

Other asset	10,000	10,000
Right of use asset	209,153	303,227
Property and equipment, net	210,096	137,980

Total Assets	$2,267,698	$3,360,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$15,750	$54,845
Accrued compensation	61,000	52,000
Accrued interest – related party	—	90,119
Loan payable – related party	—	179,191
Due to a related party	—	4,740
Operating lease liability – current portion	115,388	93,241
Total current liabilities	192,138	474,136
Long Term Liabilities
Operating lease liability – net of current portion	86,912	178,226
Total Liabilities	279,050	652,362

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 and 0 shares issued and outstanding, respectively	2,000	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 shares issued and outstanding	1,461,615	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,749,052	13,751,052
Accumulated Deficit	(13,134,811)	(12,414,921)
Total Stockholders’ Equity (Deficit)	1,988,648	2,708,538

Total Liabilities and Stockholders’ Equity (Deficit)	$2,267,698	$3,360,900

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$51,947	$137,568	$196,262	$257,238
Cost of goods sold	49,940	86,250	173,578	176,010
Gross margin	$2,007	$51,318	$22,684	$81,228

Operating Expenses:
Professional fees	$30,690	$14,200	$78,392	$100,165
Compensation expense – related party	32,000	72,000	144,000	165,000
Development expense	13,887	121,170	89,599	184,888
Lease expense	33,590	21,296	103,089	51,160
General and administrative	163,167	129,156	321,298	385,720

Total operating expenses	273,334	357,822	736,378	886,933

Loss from operations	(271,327)	(306,504)	(713,694)	(805,705)

Other expense:
Interest expense	—	(5,656)	(7,090)	(231,734)
Gain (loss) on disposal of fixed assets	894	—	894	(28,264)
Change in fair value of derivative	—	—	—	(3,048)
Total other expense	894	(5,656)	(6,196)	(263,046)

Loss before income taxes	(270,433)	(312,160)	(719,890)	(1,068,751)

Provision for income taxes	—	—		—

Net Loss	$(270,433)	$(312,160)	$(719,890)	$(1,068,751)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	1,461,616,601	1,461,616,601	1,435,343,158

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	—	$—	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	5,000	500,000	500	—	—	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,641,180)	2,482,279
Net Loss	—	—	—	—	—	—	—	—	—	—	(223,198)	(223,198)
Balance, June 30, 2023	5,000,000	5,000	500,000	500	—	—	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,864,378)	2,259,081
Shares issued intangibles – related party	—	—	—	—	2,000,000	2,000	—	—	—	(2,000)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(270,433)	(270,433)
Balance, September 30, 2023	5,000,000	$5,000	500,000	$500	2,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(13,134,811)	$1,988,648

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	34,799,374	34,801	—	505,036	—	539,837
Common stock issued for cash	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Net Loss	—	—	—	—	—	—	—	—	(316,299)	(316,299)
Balance, March 31, 2022	5,000,000	5,000	500,000	500	1,452,936,313	1,452,935	(94,708)	13,041,347	(10,707,914)	3,697,160
Common stock issued for conversion of debt	—	—	—	—	8,680,288	8,680	—	172,973	—	181,653
Net Loss	—	—	—	—	—	—	—	—	(440,292)	(440,292)
Balance, June 30, 2022	5,000,000	5,000	500,000	500	1,461,616,601	1,461,615	(94,708)	13,214,320	(11,148,206)	3,438,521
Net Loss	—	—	—	—	—	—	—	—	(312,160)	(312,160)
Balance, September 30, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,214,320	$(11,460,366)	$3,126,361

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(719,890)	$(1,068,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63,839	46,606
Change in fair value of derivative	—	3,048
Discount amortization	—	206,157
Gain (loss) on disposal of fixed assets	—	28,264
Operating lease expense	24,907	10,100
Changes in Operating Assets and Liabilities:
Accounts receivable	(28,862)	(15,200)
Prepaids and other assets	(7,500)	(70,656)
Inventory	169,981	(1,128,423)
Accounts payable	(39,095)	17,734
Accrued compensation – related party	9,000	5,000
Accrued interest	—	(13,521)
Accrued interest – related party	(90,119)	16,958
Net cash used by operating activities	(617,739)	(1,962,684)

Cash Flows from Investing Activities:
Purchase of property and equipment	(135,955)	(71,462)
Net cash used by investing activities	(135,955)	(71,462)

Cash Flows from Financing Activities:
Repayment of loans	—	(45,000)
Repayment of loans – related party	(183,931)	—
Cash advance – related party	—	1,523
Proceeds from sale of common stock	—	855,000
Net cash (used) provided by financing activities	(183,931)	811,523

Net change in cash	(937,625)	(1,222,623)
Cash at beginning of the period	1,841,988	3,383,568
Cash at end of the period	$904,363	$2,160,945

Supplemental cash flow information:
Interest paid in cash	$—	$22,140
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$—	$427,730
Establish right of use asset	$—	$328,803

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2022. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2023, and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2023.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2023, the Company had $654,363 of cash above the FDIC’s $250,000 coverage limit.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, the Company had approximately 15,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock and 600,000,000 from Series C preferred stock .

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of September 30, 2023, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. As of September 30, 2023, management has determined that an allowance for doubtful account is not required as all amounts are considered to be collectible.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $13,134,811 at September 30, 2023, had a net loss of $719,890 and net cash used in operating activities of $617,739 for the nine months ended September 30, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2023	December 31, 2022
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	29,905
Tooling/Molds	214,454	86,005
Less: accumulated depreciation	(125,294)	(61,456)
Fixed assets, net	$210,096	$137,980

Depreciation expense

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $63,839 and $46,606, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019 for a total loan of $179,191. The loan is unsecured and due on demand. During the three months ended March 31, 2023, the Company repaid $100,000 of the loan. On June 14, 2023, the company repaid $79,191 and $97,209 of principal and interest, respectively, paying the loan back in full. As of September 30, 2023 and December 31, 2022, the balance due is $0 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of September 30, 2023 and December 31, 2022, total accrued interest is $0 and $90,119, respectively.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of September 30, 2023 and December 31, 2022, there is $15,000 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the nine months ended September 30, 2023 and 2022, cash payments of $59,000 and $60,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of September 30, 2023 and December 31, 2022, there is $46,000 and $50,000 of accrued compensation, respectively, due to Mr. Bird. During the nine months ended September 30, 2023 and 2022, cash payments of $44,000 and $28,000, respectively, were paid to Mr. Bird. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the nine months ended September 30, 2023 and 2022, the Company made cash payments to Mr. Lane of $28,000 and $48,000, respectively.

During the nine months ended September 30, 2023 and 2022, the Company paid $13,000 and $21,500, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the nine months ended September 30, 2023 and 2022, the Company paid $0 and $1,000, respectively, to the son of the CEO for website design services.

On September 6, 2023, the Company entered into an intellectual property assignment agreement (the “IP Purchase Agreement”) with Mr. Wood, pursuant to which the Company has agreed to issue to Mr. Wood a total of 2,000,000 shares of Series C Preferred Stock.

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

Asset	Balance Sheet Classification	September 30, 2023
Operating lease asset	Right of use asset	$209,153
Total lease asset		$209,153

Liability
Operating lease liability – current portion	Current operating lease liability	$115,388
Operating lease liability – noncurrent portion	Long-term operating lease liability	86,912
Total lease liability		$202,300

Lease obligations at September 30, 2023 consisted of the following:

For the year ended December 31:
2023	$27,102
2024	134,438
2025	49,151
Total payments	$210,691
Amount representing interest	$(8,391)
Lease obligation, net	202,300
Less current portion	(115,388)
Lease obligation – long term	$86,912

The operating lease expense for the above agreement for the nine months ended September 30, 2023, was $103,089 which consisted of amortization expense of $73,478, $18,928 of prepaid rent and interest expense of $10,683.

During the nine months ended September 30, 2023, the Company also incurred $11,095 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short-term rental.

NOTE 7 - PREFERRED STOCK

The Company is currently authorized to issue 5,000,000 shares of Series A Preferred Stock, par value $0.001 per share with 1:25 voting rights. The Series A Preferred Stock ranks equal to the common stock on liquidation, pays no dividend and is convertible to common stock for one share of common for one share of Series A Preferred Stock.

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

The Company is currently authorized to issue 5,000,000 shares of Series C Preferred Stock, par value $0.001 per share. On July 24, 2023, the Company filed an Amended and Restated Certificate of Designations of the Series C Preferred Shares. The Series C Preferred may vote on any action upon which holders of the Company’s common stock may vote, and they shall vote together as one class with voting rights equal to eighty one percent (81%) of all the issued and outstanding shares of common stock of the Company. Each share of Series C Preferred can be converted into 300 shares of the Company’s common stock.

NOTE 8 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted (1)	6,000,000	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Cancelled	(172,500,000)	$—	—	$—
Exercisable at September 30, 2023 (2)	—	$—	—	$—

(1)	The outstanding warrants include an anti-dilutive clause requiring adjustment to the exercise price for any reason outlined in the agreement. The number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price. The fair value of any additional warrants is recognized as a deemed dividend.

(2)	The Company received a Settlement and Mutual Release Agreement, effective July 6, 2023, from Granite Global Value Investments Ltd, that cancels all remaining warrants with the Company.

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

Results of Operations

The three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $51,947 and $49,940, respectively for the three months ended September 30, 2023 and $137,568 and $86,250 respectively for the three months ended September 30, 2022. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $30,690 and $14,200 for the three months ended September 30, 2023 and 2022, respectively, an increase of $16,490, or 116.1%. Professional fees consist mostly of accounting, audit and legal fees. The increase in the current period is due to increased legal fees.

Compensation expenses were $32,000 and $72,000 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $40,000 or 55.6%. Effective June 1, 2023, Mr. Bird, our former Chairman, resigned from all positions with the Company.

Development expenses related to our CPAP systems was $13,887 and $121,170 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $107,283 or 88.5%. Our development expenses have decreased in the current period as we get closer to completing the development and testing of our DeltaWave product.

Lease expenses were $33,590 and $21,296 for the three months ended September 30, 2023 and 2022, respectively, a decrease of $12,294 or 57.7%. In the prior year we incurred additional rent expense for a short-term apartment rental for employees to stay at when in town. We did have this expense in the current period.

General and administrative expenses (“G&A”) were $163,167 and $129,156 for the three months September 30, 2023 and 2022, respectively, an increase of $34,011 or 26.3%. In the current period we had an increase for our 510K testing expense of $56,261, which was offset by a decrease of approximately $16,000 in other G&A expense.

Our loss from operations decreased $35,177 to $271,327 in the current period from $306,504 in the prior period.

Other Expenses

The total other income for the three months ended September 30, 2023, was $894 from a gain on the disposal of a vehicle that was traded in for a new vehicle. Total other expense for the three months ended September 30, 2022, was $5,656, for interest expense.

Net Loss

For the three months ended September 30, 2023, we had a net loss of $270,433 as compared to a net loss of $312,160 for the three months ended September 30, 2022.

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $196,262 and $173,578, respectively for the nine months ended September 30, 2023 and $257,238 and $176,010, respectively for the nine months ended September 30, 2022. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $78,392 and $100,165 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $21,773 or 21.7%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees of approximately $32,000 from the prior period.

Compensation expenses were $144,000 and $165,000 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $21,000 or 12.7%. On April 1, 2022, compensation expense for our CEO and Chairman increased and effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

Development expenses related to our CPAP systems was $85,599 and $184,888 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $95,289 or 51.5%. Our development expenses have decreased in the current period as we get closer to completing the development and testing of our DeltaWave product.

Lease expenses were $103,089 and $51,160 for the nine months ended September 30, 2023 and 2022, respectively, an increase of $51,929 or 101.5%. Our monthly lease expense has increased from the prior period per the terms od our lease agreement.

General and administrative expenses (“G&A”) were $321,298 and $385,720 for the nine months September 30, 2023 and 2022, respectively, a decrease of $64,422 or 16.7%. In the current period we had decreases in travel expense of approximately $24,400, employee expense of approximately $26,600 and web design of $19,300.

Our loss from operations decreased $92,011 to $713,694 for the nine months ended September 30, 2023 from $805,705 for the nine months ended September 30, 2022.

Other Expenses

The total other expense of $6,196, for the nine months ended September 30, 2023, included $7,090 for interest expense, which was offset by $894 from a gain on the disposal of a vehicle that was traded in for a new vehicle. Total other expense for the nine months ended September 30, 2022, was $263,046. Other expenses included a loss in the change of fair value of $3,048, loss on disposal of fixed assets of $28,264 and interest expense of $231,734 (includes $206,157 amortization of debt discount).

Net Loss

For the nine months ended September 30, 2023, we had a net loss of $719,890 as compared to a net loss of $1,068,751 for the nine months ended September 30, 2022. Our net loss decreased due to the decrease in other expenses, which in the prior period consisted mostly of non-cash expenses related to our convertible debt and to the decrease of development expense, during the current period.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2023, was $617,739 compared to $1,962,684 of cash used in operating activities for the nine months ended September 30, 2022. In the prior period we used approximately $1.2 mil for the purchase of inventory.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment, tooling and a new automobile, for the nine months ended September 30, 2023 was $135,955 as compared to $71,462 of cash used in investing activities for the nine months ended September 30, 2022.

Cash Flows from Financing

For the nine months ended September 30, 2023, we repaid $183,931 of the loan payable due to our chairman. For the nine months ended September 30, 2022, we repaid $45,000 of a loan payable. We also received $855,000 from the sale of common stock.

As of September 30, 2023, we have current assets of $2,267,698 which includes $904,363 of cash and $886,026 of inventory.

Going Concern

As of September 30, 2023, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2023, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to a lack of segregation of duties.

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

REMSLEEP HOLDINGS, INC.

Date: November 14, 2023	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)