Form 10-K
period 2023-12-31
RemSleep Holdings Inc.
filed 2024-04-16
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $16,771,918 based on 1,458,427,613 non affiliate shares outstanding at $.0115 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 16, 2024, there were 1,461,616,601 shares of the issuer’s common stock outstanding.

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

Industry Background

The market for sleep treatment and equipment was $7.96 billion in 2011 and continues to increase, with North America accounting for a majority of the market. More than 8 million CPAP interfaces are sold annually in the U.S., with another 2.5 million globally. There are also an estimated 80 million people with undiagnosed sleep apnea. Sleep apnea is a condition that affects millions of people in the United States alone. An increasingly sedentary lifestyle and bad working habits have led to obesity and otherwise poor cardiac and aerobic health. This has led to a fast-growing epidemic of obstructive sleep apnea (OSA), which greatly reduces the quality of sleep one gets and can ultimately result in hypertension, heart failure, stroke, and at the least, reduced performance in everyday life. Sleep apnea results in numerous afflictions that affect people’s day-to-day lives and can eventually contribute to serious health conditions. While people’s knowledge of this affliction has grown strongly in recent years, and the market is expanding fast nationwide, up to 80% of people with sleep apnea may be undiagnosed1 – a market of millions of new potential users. Even those who are tested and prescribed a sleep apnea machine often give up after a short time due to discomfort or what is called the “work of breathing” with traditional machines. In fact, over 50% of patients give up on using CPAP therapy after 6 months. This is a major waste of resources and a very telling statistic.

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

Health care spending continues to grow rapidly on an annual basis in the United States. Spending was $2.7 trillion in 2011 and, in 2013, it reached over $3.6 trillion. By 2022, spending was projected to reach $5 trillion, or around 20% of GDP, according to the Centers for Medicare and Medicaid Services3. Growing alongside this market is the U.S. life science industry, which will grow an estimated 2.2% in 2014 to $93 billion. This includes R&D spending, with growth primarily from smaller biopharmaceutical innovators and medical device manufacturers.

Within this market, sleep apnea products have experienced rapid growth. In the past couple of decades there has been a rapid increase in technological developments in the field of sleep apnea diagnosis and treatment. The result has been strong growth for sleep apnea devices globally. Demand for new and innovative treatment methodologies is driving growth, helping to provide patients with a healthy lifestyle. “Obstructive sleep apnea is destroying the health of millions of Americans, and the problem has only gotten worse over the last two decades,” according to American Academy of Sleep Medicine President Dr. Timothy Morgenthaler4. “The effective treatment of sleep apnea is one of the keys to success as our nation attempts to reduce health care spending and improve chronic disease management.”

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats, including by engaging a third-party cybersecurity service provider, which communicates directly with our management and compliance personnel. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

Our cybersecurity risk management methodology includes:

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors oversees our risk management, including our information technology and cybersecurity policies, procedures, and risk assessments. Management reports to our Board of Directors on information security matters as necessary, regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential.

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risk.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is currently listed to trade on the OTC Markets Group, OTCQB tier under the symbol “RMSL”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2023 and 2022, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.02	$0.012
June 30, 2023	$0.015	$0.011
September 30, 2023	$0.021	$0.009
December 31, 2023	$0.019	$0.012

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.027	$0.009
June 30, 2022	$0.043	$0.009
September 30, 2022	$0.036	$0.012
December 31, 2022	$0.016	$0.009

At April 9, 2024 there were approximately 155 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Stock Transfer, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues

We began to sell our ResPlus CPAP system in the second quarter of 2022.

We recognized revenue and cost of goods of $203,718 and $960,457, respectively for the year ended December 31, 2023. Our cost of goods sold includes impairment expense of $738,113 for the write down of inventory on hand.

We recognized revenue and cost of goods of $320,719 and $248,426, respectively for the year ended December 31, 2022.

Operating Expenses

Professional fees were $116,362 and $115,135 for the years ended December 31, 2023 and 2022, respectively, an increase of $1,227, or 1.1%. Professional fees consist mostly of accounting, audit and legal fees.

Development expenses related to our DeltaWave CPAP system was $294,819 and $337,033 for the years ended December 31, 2023 and 2022, respectively, a decrease of $42,214 or 12.5%. Our development expenses has decreased in the current period as we get closer to completing the development and testing of our DeltaWave product.

Compensation expense was $172,000 and $231,000 for the years ended December 31, 2023 and 2022, respectively, a decrease of $59,000, or 25.5%. Effective June 1, 2023, Mr. Bird, our former Chairman, resigned from all positions with the Company, resulting in a decrease to our compensation expense.

Lease expense was $136,320 and $114,702 for the years ended December 31, 2023 and 2022, respectively, an increase of $21,618, or 18.8%. Our office lease began in May 2022.

General and administrative expense (“G&A”) were $295,402 and $492,295 for the years ended December 31, 2023 and 2022, respectively, a decrease of $196,893 or 40%. In the current period we had decreases in travel expense of approximately $25,000, employee expense of approximately $83,000, web design of $19,300 and promotional expense of $64,000.

Total other expense for the year ended December 31, 2023, was $6,196. Other expense includes interest expense of $7,090 and a gain on disposal of an asset of $894.

Total other expense for the year ended December 31, 2022, was $268,702. Other expense includes a loss in the change of fair value of $3,048, a loss on disposal of fixed assets of $28,264 and interest expense of $237,390 (includes $206,157 amortization of debt discount).

Net Loss

For the year ended December 31, 2023, we had a net loss of $1,777,838 as compared to a net loss of $1,486,574 for the year ended December 31, 2022.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2023 was $791,309 as compared to $2,234,058 of cash used in operating activities for the year ended December 31, 2022. During the prior year the Company used more cash for activities related to the development and sale of its products. Our largest cash expenditure in the prior year was for inventory.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the year ended December 31, 2023 was $147,648 as compared to $122,262 of cash used in investing activities for the year ended December 31, 2022.

Cash Flows from Financing

For the year ended December 31, 2023, we repaid $183,931 of a related party loan. For the year ended December 31, 2022, we received $855,000 from the sale of common stock and repaid a $45,000 loan. We also received a short-term cash advance from a related party of $4,740 for the payment of expenses.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,192,759 at December 31, 2023, had a net loss of $1,777,838 and net cash used in operating activities of $791,309 for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory – Refer to Note 2 to the financial statement

Description of the Critical Audit Matter

The Company states inventory at lower of cost or net realizable and consists of finished goods and periodically assesses and estimates is allowance for obsolete inventory based on current demand and market. The recognition and evaluation of inventory obsolescence involves complexity and judgment, therefore we considered this to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to valuation of inventory included, among other procedures, the following:

●	Evaluated management’s estimate of net realizable value based on current sales and market prices.

●	Evaluated the disclosures related to the financial statement impacts of obsolescence.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 16, 2024

 REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$719,100	$1,841,988
Accounts receivable, net of allowance of $5,590 and $0, respectively	9,025	11,698
Other assets	8,710	—
Inventory	99,147	1,056,007
Total current assets	835,982	2,909,693

Other asset	10,000	10,000
Right of use asset	177,796	303,227
Property and equipment, net	182,536	137,980

Total Assets	$1,206,314	$3,360,900

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$37,000	$54,845
Accrued compensation	60,500	52,000
Accrued interest – related party	—	90,119
Loan payable – related party	—	179,191
Due to a related party	—	4,740
Operating lease liability – current portion	134,438	93,241
Total current liabilities	231,938	474,136
Long Term Liabilities
Operating lease liability – net of current portion	43,676	178,226
Total Liabilities	275,614	652,362

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 and 0 shares issued and outstanding, respectively	2,000	—
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 shares issued and outstanding	1,461,615	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,749,052	13,751,052
Accumulated Deficit	(14,192,759)	(12,414,921)
Total Stockholders’ Equity (Deficit)	930,700	2,708,538

Total Liabilities and Stockholders’ Equity (Deficit)	$1,206,314	$3,360,900

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue	$203,718	$320,719
Cost of goods sold	960,457	248,426
Gross margin	$(756,739)	$72,293

Operating Expenses:
Professional fees	$116,362	$115,135
Compensation expense – related party	172,000	231,000
Development expense	294,819	337,033
Lease expense	136,320	114,702
General and administrative	295,402	492,295

Total operating expenses	1,014,903	1,290,165

Loss from operations	$(1,771,642)	$(1,217,872)

Other expense:
Interest expense	(7,090)	(237,390)
Gain (loss) on disposal of fixed assets	894	(28,264)
Change in fair value of derivative	—	(3,048)
Total other expense	(6,196)	(268,702)

Loss before income taxes	(1,777,838)	(1,486,574)

Provision for income taxes	—	—

Net Loss	$(1,777,838)	$(1,486,574)
Deemed dividend	—	(536,732)
Net Loss to Common Shareholders	(1,777,838)	(2,023,306)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	1,461,965,506

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2021	5,000,000	$5,000	500,000	$500	—	$—	1,234,008,735	$1,234,006	$(94,708)	$11,865,439	$(10,391,615)	$2,618,622
Common stock issued for conversion of debt	—	—	—	—	—	—	43,479,662	43,481	—	678,009	—	721,490
Common stock issued for cash	—	—	—	—	—	—	114,000,000	114,000	—	741,000	—	855,000
Warrants converted to common stock	—	—	—	—	—	—	70,128,204	70,128	—	(70,128)	—	—
Warrant down round protection	—	—	—	—	—	—	—	—	—	536,732	(536,732)	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,486,574)	(1,486,574)
Balance, December 31, 2022	5,000,000	5,000	500,000	500	—	—	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,414,921)	2,708,538
Shares issued for intangibles – related party	—	—	—	—	2,000,000	2,000	—	—	—	(2,000)	—	—
Net Loss	—	—	—	—	—	—	——	—	—	—	(1,777,838)	(1,777,838)
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,777,838)	$(1,486,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102,198	61,079
Inventory impairment	738,113	—
Change in fair value of derivative	—	3,048
Discount amortization	—	206,157
Gain (loss) on disposal of fixed assets	874	28,264
Operating lease expense	32,078	15,732
Changes in Operating Assets and Liabilities:
Accounts receivable	2,673	(11,698)
Prepaids and other assets	(8,710)	(47,491)
Inventory	218,747	(1,056,007)
Accounts payable	(17,845)	39,339
Accrued compensation – related party	8,500	5,000
Accrued interest	—	(13,521)
Accrued interest – related party	(90,119)	22,614
Net cash used by operating activities	(791,329)	(2,234,058)

Cash Flows from Investing Activities:
Purchase of property and equipment	(147,628)	(122,262)
Net cash used by investing activities	(147,628)	(122,262)

Cash Flows from Financing Activities:
Repayment of loans	—	(45,000)
Repayment of loans – related party	(183,931)	—
Cash advance – related party	—	4,740
Proceeds from sale of common stock	—	855,000
Net cash (used) provided by financing activities	(183,931)	814,740

Net change in cash	(1,122,888)	(1,541,580)
Cash at beginning of the year	1,841,988	3,383,568
Cash at end of the year	$719,100	$1,841,988

Supplemental cash flow information:
Interest paid in cash	$—	$22,140
Taxes paid	$—	$—

Supplemental non-cash disclosure:
Common stock issued for conversion of note payable principal and accrued interest	$—	$427,730
Establish right of use asset	$—	$328,803
Series C preferred stock issued for intangibles – related party	$2,000	$—

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2023 and 2022, the Company had $469,100 and $1,591,988 of cash above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock and 600,000,000 from Series C preferred stock.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of December 31, 2023, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, for the year ended December 31, 2023, the Company recognized $20,886 of bad debt expense for uncollectable accounts. As of December 31, 2023, management has determined that an allowance for doubtful account is required of $5,590 for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2023, the Company determined that the value of its inventory had fallen below cost and required impairment down to market value. As a result we recognized impairment expense of $738,113 for the year ended December 31, 2023.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,192,759 at December 31, 2023, had a net loss of $1,777,838 and net cash used in operating activities of $791,309 for the year ended December 31, 2023. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has completed its initial product development and has begun selling its product in Q2 of 2022. In addition, the Company has been in the process of obtaining its 510k for its DeltaWave product. FDA approval is expected by the second quarter of 2024. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2023	December 31, 2022
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	29,905
Tooling/Molds	214,454	86,005
Less: accumulated depreciation	(152,854)	(61,456)
Fixed assets, net	$182,536	$137,980

Depreciation expense

Depreciation expense for the years ended December 31, 2023 and 2022 was $102,198 and $61,079, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019 for a total loan of $179,191. The loan is unsecured and due on demand. During the three months ended March 31, 2023, the Company repaid $100,000 of the loan. On June 14, 2023, the company repaid $79,191 and $97,209 of principal and interest, respectively, paying the loan back in full. As of December 31, 2023 and 2022, the balance due is $0 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2023 and 2022, total accrued interest is $0 and $90,119, respectively.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2023 and 2022, there is $14,500 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2023 and 2022, cash payments of $83,500 and $84,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of December 31, 2023 and 2022, there is $46,000 and $50,000 of accrued compensation, respectively, due to Mr. Bird. During the years ended December 31, 2023 and 2022, cash payments of $44,000 and $76,000, respectively, were paid to Mr. Bird. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2023 and 2022, the Company made cash payments to Mr. Lane of $36,000 and $66,000, respectively.

During the years ended December 31 2023 and 2022, the Company paid $19,000 and $9,500, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the years ended December 31, 2023 and 2022, the Company paid $0 and $1,000, respectively, to the son of the CEO for website design services.

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

Asset	Balance Sheet Classification	December 31, 2023
Operating lease asset	Right of use asset	$177,796
Total lease asset		$177,796

Liability
Operating lease liability – current portion	Current operating lease liability	$134,438
Operating lease liability – noncurrent portion	Long-term operating lease liability	43,676
Total lease liability		$178,114

Lease obligations at December 31, 2023 consisted of the following:

For the year ended December 31:
2024	$134,438
2025	49,151
Total payments	$183,589
Amount representing interest	$(5,475)
Lease obligation, net	178,114
Less current portion	(134,438)
Lease obligation – long term	$43,676

The operating lease expense for the above agreement for the year ended December 31, 2023, was $136,320 which consisted of amortization expense of $103,613, $18,928 of prepaid rent and interest expense of $13,779.

During the year ended December 31, 2023, the Company also incurred $8,675 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short-term rental.

NOTE 7 - COMMON STOCK

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

The provision for Federal income tax consists of the following December 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$373,000	$312,000
Less: valuation allowance	(373,000)	(312,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$2,980,000	$2,494,000
Less: valuation allowance	(2,980,000)	(2,494,000)
Net deferred tax asset	$-	$-

At December 31, 2023, the Company had net operating loss carry forwards of approximately $2,980,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 10 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2021	226,500,000	$0.0013	3.78	$—
Granted (1)	6,000,000	$—	—	$—
Expired	—	$—	—	$—
Exercised	(60,000,000)	$—	—	$—
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Cancelled	(172,500,000)	$—	—	$—
Exercisable at December 31, 2023 (2)	—	$—	—	$—

(1)	The outstanding warrants include an anti-dilutive clause requiring adjustment to the exercise price for any reason outlined in the agreement. The number of warrant shares is increased so that the aggregated exercise price is equal to the original exercise price. The fair value of any additional warrants is recognized as a deemed dividend.

(2)	The Company received a Settlement and Mutual Release Agreement, effective July 6, 2023, from Granite Global Value Investments Ltd, that cancels all remaining warrants with the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company has been in the process of obtaining its 510k for DeltaWave. This requires a myriad of tests to prove to the FDA that the device is safe and effective. The company has diligently carried out these tests through independent testing labs. There have been no issues aside from a negative result on a cytotoxicity test due to incorrect procedures performed by a third-party lab. This roadblock has required the company to perform a retest. The company has failed the retest due to what is believed to be a faulty analysis by the testing company. The company believes they can narrow down the exact part of the device that is failing the test and quickly resolve this matter. The company has engaged a new testing company appropriately suited for the Company’s specific testing requirements. Testing is expected to be completed in the second quarter of 2024. The 510K will be submitted immediately after testing is completed.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent event to disclose in these financial statements.

On January 10, 2024, the Company issued a 10% Convertible Promissory Note (the “Note”) for $143,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $13,000 and matures on January 10, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position(s)
Tom Wood	77	Chief Executive Officer and Director
Jonathan B. Lane	63	Vice President and Chief Technology Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2023, we believe all necessary forms have been filed.

Board Composition

Our Board of Directors currently consists of Thomas J. Wood. Directors of the Company serves until the next annual meeting of stockholders and until his successor is elected and duly qualified, or until his earlier death, resignation or removal. Our board is authorized to appoint persons to the offices of Chairman of the Board of Directors, President, Chief Executive Officer, one or more vice presidents, a Treasurer or Chief Financial Officer and a Secretary and such other offices as may be determined by the board.

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

SUMMARY COMPENSATION TABLE
				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird (1)	2023	$44,000	$0	$0	$0	$0	$0	$0	$44,000
(former Chairman)	2022	$81,000	$0	$0	$0	$0	$0	$0	$81,000
Tom Wood	2023	$83,500	$0	$0	$0	$0	$0	$0	$83,500
(Chief Executive Officer)	2022	$84,000	$0	$0	$0	$0	$0	$0	$84,000
Jonathan B. Lane	2023	$36,000	$0	$0	$0	$0	$0	$0	$36,000
(Vice President and Chief Technology Officer)	2022	$66,000	$0	$0	$0	$0	$0	$0	$66,000

(1)	Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, former Chairman (3)	26,219,494	* %
Tom Wood, CEO (4)	25,969,494	1.78%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	3.57%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 1,461,616,601 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 14175 ICOT Blvd, Suite 300, Clearwater, FL 33760.

(3)	Russell Bird also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

(4)	Tom Wood also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has received support from its Chairman, Russell Bird through a series of loans prior to 2019 for a total loan of $179,191. The loan is unsecured and due on demand. During the three months ended March 31, 2023, the Company repaid $100,000 of the loan. On June 14, 2023, the company repaid $79,191 and $97,209 of principal and interest, respectively, paying the loan back in full. As of December 31, 2023 and 2022, the balance due is $0 and $179,191, respectively. Beginning on January 1, 2019, the balance due accrues interest at 12.5%. As of December 31, 2023 and 2022, total accrued interest is $0 and $90,119, respectively.

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2023 and 2022, there is $14,500 and $2,000 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2023 and 2022, cash payments of $83,500 and $84,000, respectively, were paid to Mr. Wood.

The Company executed a new employment agreement with its Chairman, Russell Bird, on April 1, 2022. Per the terms of the agreement, which is effective for one year, Mr. Bird is to be compensated $8,000 per month. As of December 31, 2023 and 2022, there is $46,000 and $50,000 of accrued compensation, respectively, due to Mr. Bird. During the years ended December 31, 2023 and 2022, cash payments of $44,000 and $76,000, respectively, were paid to Mr. Bird. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2023 and 2022, the Company made cash payments to Mr. Lane of $36,000 and $66,000, respectively.

During the years ended December 31 2023 and 2022, the Company paid $19,000 and $9,500, respectively, to the brother of the CEO for services related to development of the Company’s product.

During the years ended December 31, 2023 and 2022, the Company paid $0 and $1,000, respectively, to the son of the CEO for website design services.

On September 6, 2023, the Company entered into an intellectual property assignment agreement (the “IP Purchase Agreement”) with Mr. Wood, pursuant to which the Company has agreed to issue to Mr. Wood a total of 2,000,000 shares of Series C Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2023 and 2022 amounted to $53,279 and $32,200, respectively.

Audit-Related Fees

21 our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2023 and 2022 was $6,221 and $3,345, respectively.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herwith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	April 16, 2024