Form 10-Q
period 2024-03-31
RemSleep Holdings Inc.
filed 2024-05-17
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2024, there were 1,1,475,313,085 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$730,625	$719,100
Accounts receivable, net of allowance of $5,590 and $5,590, respectively	15,994	9,025
Other assets	12,000	8,710
Inventory	85,557	99,147
Total current assets	844,176	835,982

Other asset	10,000	10,000
Right of use asset	150,396	177,796
Property and equipment, net	154,976	182,536

Total Assets	$1,159,548	$1,206,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,000	$37,000
Accrued compensation	60,500	60,500
Convertible note payable, net of discount of $94,111	48,889	—
Derivative liability	201,263	—
Accrued interest	3,213	—
Operating lease liability – current portion	138,659	134,438
Total current liabilities	466,524	231,938
Long Term Liabilities
Operating lease liability – net of current portion	14,904	43,676
Total Liabilities	481,428	275,614

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,461,616,601 shares issued and outstanding	1,461,615	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,749,052	13,749,052
Accumulated Deficit	(14,445,339)	(14,192,759)
Total Stockholders’ Equity (Deficit)	678,120	930,700

Total Liabilities and Stockholders’ Equity (Deficit)	$1,159,548	$1,206,314

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$57,881	$85,655
Cost of goods sold	13,590	73,576
Gross margin	44,291	12,079

Operating Expenses:
Professional fees	7,970	17,892
Development expense	22,188	26,782
Compensation – related party	24,000	60,000
Lease expense	28,908	46,304
General and administrative	85,440	82,077

Total operating expenses	168,506	233,055

Loss from operations	(124,215)	(220,976)

Other expense:
Interest expense	(27,979)	(5,283)
Change in fair value of derivative	(100,386)	—
Total other expense	(128,365)	(5,283)

Loss before income taxes	(252,580)	(226,259)

Provision for income taxes	—	—

Net Loss	$(252,580)	$(226,259)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,461,616,601	1,461,616,601

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,445,339)	$678,120

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,641,180)	$2,482,279

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(252,580)	$(226,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,561	20,770
Change in fair value of derivative	100,386	-
Discount amortization	24,765	-
Operating lease expense	2,849	9,148
Changes in Operating Assets and Liabilities:
Accounts receivable	(6,969)	(3,717)
Prepaids and other assets	(3,290)	-
Inventory	13,590	73,576
Accounts payable	(23,000)	(40,824)
Accrued compensation – related party	-	18,000
Accrued interest	3,213	-
Accrued interest – related party	-	5,283
Net cash used by operating activities	(113,475)	(144,023)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(128,450)
Net cash used by investing activities	-	(128,450)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	125,000	-
Repayment of loans – related party	-	(104,740)
Net cash provided (used) by financing activities	125,000	(104,740)

Net change in cash	11,525	(377,213)
Cash at beginning of the period	719,100	1,841,988
Cash at end of the period	$730,625	$1,464,775

Supplemental cash flow information:
Interest paid in cash	$-	$-
Taxes paid	$-	$-
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$94,111	$-

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2024, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2024 and December 31, 2023, the Company had $480,625 and $469,100 of cash above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and approximately 26,344,000 shares of common stock from a convertible note payable.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024:

March 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$201,263
Total	$—	$—	$201,263

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of March 31, 2024, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of March 31, 2024, management has determined that an allowance for doubtful account is required of $5,590 for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2023, the Company determined that the value of its inventory had fallen below cost and required impairment down to market value. As a result we recognized impairment expense of $738,113 for the year ended December 31, 2023.  No impairment expense was recognized for the three months ended March 31, 2024.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,445,339 at March 31, 2024, had a net loss of $252,580 and net cash used in operating activities of $113,475 for the period ended March 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company has completed its initial product development and has begun selling its product in Q2 of 2022. In addition, the Company has been in the process of obtaining its 510k for its DeltaWave product. FDA approval is expected by the third quarter of 2024. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2024	December 31, 2023
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	214,454	214,454
Less: accumulated depreciation	(180,414)	(152,854)
Fixed assets, net	$154,976	$182,536

Depreciation expense

Depreciation expense for the three months ended March 31, 2024 and 2023 was $27,561 and $20,770, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 10, 2024, the Company issued a 10% Convertible Promissory Note (the “Note”) for $143,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $18,000 and  matures on January 10, 2025. The OID includes $5,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $118,887 ($18,000 OID, $100,877 from derivative) to be amortized over the one-year term of the loan, During the three months ended March 31, 2024, $24,766 was amortized to interest expense. The debt discount balance as of March 31, 2024, is 94,111.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	100,877
Decrease to derivative due to conversion/repayments	—
Derivative loss due to mark to market adjustment	100,386
Balance at March 31, 2024	$201,263

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024 is as follows:

Inputs	March 31, 2024	Initial Valuation
Stock price	$.0124	$0.0162
Conversion price	$.0056	$0.0107
Volatility (annual)	97.75%	76.34%
Risk-free rate	5.03%	4.82%
Dividend rate	-	-
Years to maturity	.78	1

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of March 31, 2024 and December 31, 2023, there is $14,500 and $14,500 of accrued compensation, respectively, due to Mr. Wood. During the three months ended March 31, 2024 and 2023, cash payments of $24,000 and $12,000, respectively, were paid to Mr. Wood.

As of March 31, 2024 and December 31, 2023, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the three months ended March 31, 2024 and 2023, the Company made cash payments to Mr. Lane of $0 and $12,000, respectively.

During the three months ended March 31, 2024 and 2023, the Company paid $4,000 and $10,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

NOTE 7 - OPERATING LEASES

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

Asset	Balance Sheet Classification	March 31, 2024
Operating lease asset	Right of use asset	$150,396
Total lease asset		$150,396

Liability
Operating lease liability – current portion	Current operating lease liability	$138,659
Operating lease liability – noncurrent portion	Long-term operating lease liability	14,904
Total lease liability		$153,563

Lease obligations at March 31, 2024 consisted of the following:

For the year ended December 31:
2024	$110,025
2025	49,151
Total payments	$159,176
Amount representing interest	$(5,613)
Lease obligation, net	153,563
Less current portion	(138,659)
Lease obligation – long term	$14,904

The operating lease expense for the above agreement for the three months ended March 31, 2024, was $28,909 which consisted of amortization expense of $26,358 and interest expense of $2,551.

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

NOTE 9 - WARRANTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Exercisable at December 31, 2022	172,500,000	$0.0104	3.14	$1,665,500
Granted	—	$—	—	$—
Expired	—	$—	—	$—
Cancelled	(172,500,000)	$—	—	$—
Exercisable at December 31, 2023 (1)	—	$—	—	$—

(1)	The Company received a Settlement and Mutual Release Agreement, effective July 6, 2023, from Granite Global Value Investments Ltd, that cancels all remaining warrants with the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Subsequent to March 31, 2024, the Company sold 13,696,484 shares of common stock to Quick Capital LLC for total proceeds of $70,000.

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

Results of Operations

The three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $57,881 and $13,590 respectively for the three months ended March 31, 2024 and $85,655 and $73,576 for the three months ended March 31, 2023. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $7,970 and $17,892 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $9,922 or 55.5%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in audit fees from the prior period.

Compensation expenses were $24,000 and $60,000 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $36,000 or 60%. June 1, 2023, Mr. Bird resigned from all positions with the Company, this resulted in the decrease to compensation expense.

Development expenses related to our CPAP systems was $22,188 and $26,782 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $4,594 or 17.1%. Our development expenses have decreased in the current period as we get closer to completing the development and testing of our DeltaWave product.

Lease expenses were $28,908 and $46,304 for the three months ended March 31, 2024 and 2023, respectively, a decrease of $17,396 or 37.6%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expenses (“G&A”) were $85,440 and $82,077 for the three months ended March 31, 2024 and 2023, respectively, an increase of $3,363 or 4.1%.

Our loss from operations decreased $96,761 to $124,215 for the three months ended March 31, 2024 from $220,976 for the three months ended March 31, 2023.

Other Expenses

The total other expense of $27,979, for the three months ended March 31, 2024, included $27,919 for interest expense, of which $24,765 was for the amortization of debt discount. We also recognized a loss on the change in fair value of derivatives. Total other expense for the three months ended March 31, 2023, was $5,283 for interest expense.

Net Loss

For the three months ended March 31, 2024, we had a net loss of $252,580 as compared to a net loss of $226,259 for the three months ended March 31, 2023. Our net loss increased due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2024, was $113,475 compared to $144,023 of cash used in operating activities for the three months ended March 31, 2023.

Cash Flows from Investing

We used no cash for investing activities for the three months ended March 31, 2024. Cash used in investing activities for the purchase of equipment and tooling, for the three months ended March 31, 2023 was $128,450.

Cash Flows from Financing

For the three months ended March 31, 2024, we received $125,000 for the issuance of a convertible note payable. For the three months ended March 31, 2023, we repaid $100,000 of the loan payable due to our chairman and $4,740 of a short term cash advance from a related party for the payment of expenses.

As of March 31, 2024, we have current assets of $844,176 which includes $730,625 of cash and $85,557 of inventory.

Going Concern

As of March 31, 2024, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
4.1	Convertible promissory note, dated January 10, 2024, issued to 1800 Diagonal Lending LLC
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS, INC.

Date: May 17, 2024	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)