Form 10-Q/A
period 2024-03-31
RemSleep Holdings Inc.
filed 2024-05-29
CIK 1412126

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 17, 2024, there were 1,475,313,085 shares of common stock outstanding.

EXPLANATORY NOTE: The Company’s Form 10-Q for the quarter ended March 31, 2024, is being restated to correctly present the current number of outstanding shares on the cover page. No other changes have been made to the Form 10-Q.

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

REMSLEEP HOLDINGS, INC.

Date: May 29, 2024	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)