Form 10-Q
period 2024-06-30
RemSleep Holdings Inc.
filed 2024-08-19
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2024, there were 1,508,905,448 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$698,727	$719,100
Accounts receivable, net of allowance of $5,590 and $5,590, respectively	10,294	9,025
Other assets	15,900	8,710
Inventory	79,617	99,147
Total current assets	804,538	835,982

Other asset	10,000	10,000
Right of use asset	122,996	177,796
Property and equipment, net	128,891	182,536

Total Assets	$1,066,425	$1,206,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$101,187	$37,000
Accrued compensation	52,500	60,500
Convertible note payable, net of discount of $64,392	78,608	—
Derivative liability	97,065	—
Accrued interest	6,426	—
Deferred revenue	36,000	—
Operating lease liability – current portion	122,118	134,438
Total current liabilities	493,904	231,938
Long Term Liabilities
Operating lease liability – net of current portion	—	43,676
Total Liabilities	493,904	275,614

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,482,455,943 and 1,461,616,601 shares issued and outstanding, respectively	1,482,455	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	13,848,212	13,749,052
Accumulated Deficit	(14,670,938)	(14,192,759)
Total Stockholders’ Equity (Deficit)	572,521	930,700

Total Liabilities and Stockholders’ Equity (Deficit)	$1,066,425	$1,206,314

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$27,594	$58,660	$85,475	$144,315
Cost of goods sold	5,940	50,062	19,530	123,638
Gross margin	$21,654	$8,598	$65,945	$20,677

Operating Expenses:
Professional fees	$56,715	$29,810	$64,685	$47,702
Compensation expense – related party	33,812	52,000	56,000	112,000
Development expense	132,020	48,930	156,020	75,712
Lease expense	22,016	23,195	50,924	69,499
General and administrative	73,956	76,054	159,396	158,131

Total operating expenses	318,519	229,989	487,025	463,044

Loss from operations	(296,865)	(221,391)	(421,080)	(442,367)

Other income (expense):
Interest expense	(32,932)	(1,807)	(60,911)	(7,090)
Change in fair value of derivative	104,198	—	3,812	—
Total other income (expense)	71,266	(1,807)	(57,099)	(7,090)

Loss before income taxes	(225,599)	(223,198)	(478,179)	(449,457)

Provision for income taxes	—	—	—	—

Net Loss	$(225,599)	$(223,198)	$(478,179)	$(449,457)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,472,446,044	1,461,616,601	1,467,031,323	1,461,616,601

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,461,616,601	1,461,615	(94,708)	13,749,052	(14,445,339)	678,120
Common stock sold for cash	—	—	—	—	—	—	20,839,342	20,840	—	99,160	—	120,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(225,599)	(225,599)
Balance, June 30, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,482,455,943	$1,482,455	$(94,708)	$13,848,212	$(14,670,938)	$572,521

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	5,000	500,000	500	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,641,180)	2,482,279
Net Loss	—	—	—	—	—	—	—	—	(223,198)	(223,198)
Balance, June 30, 2023	5,000,000	$5,000	500,000	$500	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,864,378)	$2,259,081

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(478,179)	$(449,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	53,645	47,704
Change in fair value of derivative	(3,812)	—
Discount amortization	54,485	—
Operating lease expense	(1,196)	17,378
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,269)	(39,069)
Prepaids and other assets	(7,190)	(15,000)
Inventory	19,530	120,041
Accounts payable	64,187	(40,824)
Deferred revenue	36,000	—
Accrued compensation – related party	(8,000)	2,000
Accrued interest	6,426	—
Accrued interest – related party	—	(90,119)
Net cash used by operating activities	(265,373)	(447,346)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(128,450)
Net cash used by investing activities	—	(128,450)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	125,000	—
Proceeds from the sale of common stock	120,000	—
Repayment of loans – related party	—	(183,931)
Net cash provided (used) by financing activities	245,000	(183,931)

Net change in cash	(20,373)	(759,727)
Cash at beginning of the period	719,100	1,841,988
Cash at end of the period	$698,727	$1,082,261

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$64,392	$—

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2024, and the results of its operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2024 and December 31, 2023, the Company had $448,727 and $469,100 of cash above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and approximately 14,031,000 shares of common stock from a convertible note payable.

As of June 30, 2023, the Company had approximately potentially dilutive shares of common of 5,000,000 shares from Series A preferred stock and 50,000,000 from Series B preferred stock.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024:

June 30, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$—	$—	$97,065
Total	$—	$—	$97,065

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of June 30, 2024, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of June 30, 2024, management has determined that an allowance for doubtful account is required of $5,590 for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2023, the Company determined that the value of its inventory had fallen below cost and required impairment down to market value. As a result we recognized impairment expense of $738,113 for the year ended December 31, 2023.  No impairment expense was recognized for the six months ended June 30, 2024.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,670,938 at June 30, 2024, had a net loss of $478,179 and net cash used in operating activities of $265,373 for the period ended June 30, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. We expect to have product inventory ready for the market in the third quarter of 2024. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2024	December 31, 2023
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	214,454	214,454
Less: accumulated depreciation	(206,499)	(152,854)
Fixed assets, net	$128,891	$182,536

Depreciation expense

Depreciation expense for the six months ended June 30, 2024 and 2023 was $53,645 and $47,704, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 10, 2024, the Company issued a 10% Convertible Promissory Note (the “Note”) for $143,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $18,000 and matures on January 10, 2025. The OID includes $5,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $118,887 ($18,000 OID, $100,877 from derivative) to be amortized over the one-year term of the loan. During the six months ended June 30, 2024, $54,485 was amortized to interest expense. The debt discount balance as of June 30, 2024, is $64,392.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	100,877
Decrease to derivative due to conversion/repayments	—
Derivative loss due to mark to market adjustment	3,812
Balance at June 30, 2024	$97,065

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024 is as follows:

Inputs	June 30, 2024	Initial Valuation
Stock price	$0.0153	$0.0162
Conversion price	$0.0107	$0.0107
Volatility (annual)	110.55%	76.34%
Risk-free rate	5.33%	4.82%
Dividend rate	-	-
Years to maturity	.53	1

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of June 30, 2024 and December 31, 2023, there is $6,500 and $14,500 of accrued compensation, respectively, due to Mr. Wood. During the six months ended June 30, 2024 and 2023, cash payments of $56,000 and $42,000, respectively, were paid to Mr. Wood.

As of June 30, 2024 and December 31, 2023, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the six months ended June 30, 2024 and 2023, the Company made cash payments to Mr. Lane of $8,000 and $24,000, respectively.

During the six months ended June 30, 2024 and 2023, the Company paid $14,100 and $13,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

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

Asset	Balance Sheet Classification	June 30, 2024
Operating lease asset	Right of use asset	$122,996
Total lease asset		$122,996

Liability
Operating lease liability – current portion	Current operating lease liability	$122,118
Operating lease liability – noncurrent portion	Long-term operating lease liability	—
Total lease liability		$122,118

Lease obligations at June 30, 2024 consisted of the following:

For the year ended December 31:
2024	$76,416
2025	49,151
Total payments	$125,567
Amount representing interest	$(3,449)
Lease obligation, net	122,118
Less current portion	—
Lease obligation – long term	$—

The operating lease expense for the above agreement for the six months ended June 30, 2024, was $50,924 which consisted of amortization expense of $45,578 and interest expense of $5,346.

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

Subsequent to June 30, 2024, the Company sold 26,260,505 shares of common stock to Quick Capital LLC for total proceeds of $250,000.

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

On April 27, 2021, Remsleep was awarded utility patent 10987481 for its new Deltawave CPAP Pillows Mask for delivery of CPAP therapy and other respiratory needs.  On March 5, 2024, Remsleep was awarded design patent D1,017,025 S.  Our goal is to continue to develop sleep products for the treatment of OSA and capture 10% of the market in the next 24 months.

Our website is located at: http://remsleep.com.

Results of Operations

The three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $27,594 and $5,940 respectively for the three months ended June 30, 2024 and $58,660 and $50,062 for the three months ended June 30, 2023. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $56,715 and $29,810 for the three months ended June 30, 2024 and 2023, respectively, an increase of $26,905 or 90.3%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed mostly to a $20,760 increase in legal fees. Audit fees also increased by approximately $5,600.

Compensation expenses were $33,812 and $52,000 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $18,188 or 35%. On June 1, 2023, Mr. Bird resigned from all positions with the Company, this resulted in the decrease to compensation expense.

Development expenses related to our CPAP systems were $132,020 and $48,930 for the three months ended June 30, 2024 and 2023, respectively, an increase of $83,090 or 169.8%. Our development expenses have increased in the current period for additional expenses incurred for the development, testing and final FDA approval of our DeltaWave product.

Lease expense was $22,016 and $23,195 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1,179 or 5.1%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expenses (“G&A”) were $73,956 and $76,054 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $2,098 or 2.8%.

Our loss from operations increased $75,474 to $296,865 for the three months ended June 30, 2024 from $221,391 for the three months ended June 30, 2023.

Other Expenses

The total other income of $71,266 for the three months ended June 30, 2024, included $29,719 for interest expense, for the amortization of debt discount. We also recognized a gain on the change in the fair value of derivatives of $104,198. Total other expense for the three months ended June 30, 2023, was $1,807 for interest expense.

Net Loss

For the three months ended June 30, 2024, we had a net loss of $225,599 as compared to a net loss of $223,198 for the three months ended June 30, 2023.

The six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $85,475 and $19,530 respectively for the six months ended June 30, 2024 and $144,315 and $123,638 for the six months ended June 30, 2023. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $64,685 and $47,702 for the six months ended June 30, 2024 and 2023, respectively, an increase of $16,983 or 35.6%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed mostly to a $24,260 increase in legal fees, which was offset with a $7,777 decrease of audit fees.

Compensation expense was $56,000 and $112,000 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $56,000 or 50%. On June 1, 2023, Mr. Bird resigned from all positions with the Company, this resulted in a $40,000 decrease to compensation expense. Our COO also reduced his work hours for an additional $16,000 to compensation expense.

Development expenses related to our CPAP systems were $156,020 and $75,712 for the six months ended June 30, 2024 and 2023, respectively, an increase of $80,308 or 106.1%. Our development expenses have increased in the current period for additional expenses incurred for the development, testing and final FDA approval of our DeltaWave product.

Lease expense was $50,924 and $69,499 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $18,575 or 26.7%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expenses (“G&A”) were $159,396 and $158,131 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $1,265 or 0.8%.

Our loss from operations decreased $21,287 to $421,080 for the six months ended June 30, 2024 from $442,367 for the six months ended June 30, 2023.

Other Expenses

The total other expense of $57,099 for the six months ended June 30, 2024, included $60,911 for interest expense, of which $54,485 was for the amortization of debt discount. We also recognized a gain on the change in fair value of derivatives of $3,812. Total other expense for the six months ended June 30, 2023, was $7,090 for interest expense.

Net Loss

For the six months ended June 30, 2024, we had a net loss of $478,179 as compared to a net loss of $449,457 for the six months ended June 30, 2023. Our net loss increased due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2024, was $265,373 compared to $447,346 of cash used in operating activities for the six months ended June 30, 2023.

Cash Flows from Investing

We used no cash for investing activities for the six months ended June 30, 2024. Cash used in investing activities for the purchase of equipment and tooling, for the six months ended June 30, 2023 was $128,450.

Cash Flows from Financing

For the six months ended June 30, 2024, we received $125,000 for the issuance of a convertible note payable and $120,000 from the sale of common stock. For the six months ended June 30, 2023, we repaid $183,931 of the loan payable due to our chairman.

As of June 30, 2024, we have current assets of $804,538 which includes $698,727 of cash and $79,617 of inventory.

Going Concern

As of June 30, 2024, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to a lack of segregation of duties.

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

REMSLEEP HOLDINGS, INC.

Date: August 19, 2024	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)