Form 10-Q
period 2024-09-30
RemSleep Holdings Inc.
filed 2024-11-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2024, there were 1,518,125,620 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$534,714	$719,100
Accounts receivable, net of allowance of $5,590 and $5,590, respectively	16,294	9,025
Other assets	13,000	8,710
Prepaid – related party	3,500	—
Inventory	30,107	99,147
Total current assets	597,615	835,982

Other asset	10,000	10,000
Right of use asset	95,596	177,796
Property and equipment, net	106,894	182,536

Total Assets	$810,105	$1,206,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$43,580	$37,000
Accrued compensation	46,000	60,500
Operating lease liability – current portion	86,913	134,438
Total current liabilities	176,493	231,938
Long Term Liabilities
Operating lease liability – net of current portion	—	43,676
Total Liabilities	176,493	275,614

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,518,125,620 and 1,461,616,601 shares issued and outstanding, respectively	1,518,124	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	14,151,543	13,749,052
Accumulated Deficit	(14,948,847)	(14,192,759)
Total Stockholders’ Equity (Deficit)	633,612	930,700

Total Liabilities and Stockholders’ Equity (Deficit)	$810,105	$1,206,314

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$37,260	$51,947	$122,735	$196,262
Cost of goods sold	58,560	49,940	78,090	173,578
Gross margin	$(21,300)	$2,007	$44,645	$22,684

Operating Expenses:
Professional fees	$22,680	$30,690	$87,365	$78,392
Compensation expense – related party	49,000	32,000	105,000	144,000
Development expense	40,775	13,887	196,795	89,599
Lease expense	18,255	33,590	69,179	103,089
General and administrative	42,105	163,167	201,501	321,298

Total operating expenses	172,815	273,334	659,840	736,378

Loss from operations	(194,115)	(271,327)	(615,195)	(713,694)

Other income (expense):
Interest expense	(64,392)	—	(125,303)	(7,090)
Gain (loss) on disposal of fixed assets	(85,893)	894	(85,893)	894
Gain on conversion	14,270	—	14,270	—
Early payment penalty	(16,574)	—	(16,574)	—
Change in fair value of derivative	68,795	—	72,607	—
Total other income (expense)	(83,794)	894	(140,893)	(6,196)

Loss before income taxes	(277,909)	(270,433)	(756,088)	(719,890)

Provision for income taxes	—	—	—	—

Net Loss	$(277,909)	$(270,433)	$(756,088)	$(719,890)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,511,435,187	1,461,616,601	1,482,015,097	1,461,616,601

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,461,616,601	1,461,615	(94,708)	13,749,052	(14,445,339)	678,120
Common stock sold for cash	—	—	—	—	—	—	20,839,342	20,840	—	99,160	—	120,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(225,599)	(225,599)
Balance, June 30, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,482,455,943	1,482,455	(94,708)	13,848,212	(14,670,938)	572,521
Common stock issued for debt	—	—	—	—	—	—	5,000,000	5,000	—	59,000	—	64,000
Common stock sold for cash	—	—	—	—	—	—	30,669,677	30,669	—	244,331	—	275,000
Net Loss	—	—	—	—	—	—		—	—	—	(277,909)	(277,909)
Balance, September 30, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,518,125,620	$1,518,124	$(94,708)	$14,151,543	$(14,948,847)	$633,612

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	—	$—	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Net Loss	—	—	—	—	—	—	—	—	—	—	(226,259)	(226,259)
Balance, March 31, 2023	5,000,000	5,000	500,000	500	—	—	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,641,180)	2,482,279
Net Loss	—	—	—	—	—	—	—	—	—	—	(223,198)	(223,198)
Balance, June 30, 2023	5,000,000	5,000	500,000	500	—	—	1,461,616,601	1,461,615	(94,708)	13,751,052	(12,864,378)	2,259,081
Shares issued intangibles – related party	—	—	—	—	2,000,000	2,000	—	—	—	(2,000)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(270,433)	(270,433)
Balance, September 30, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(13,134,811)	$1,988,648

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(756,088)	$(719,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	63,449	63,839
Change in fair value of derivative	(72,607)	—
Discount amortization	118,877	—
Operating lease expense	(9,001)	24,907
Loss on disposal of fixed assets	85,893	—
Gain on conversion	(14,270)	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(7,269)	(28,862)
Prepaids and other assets	(7,790)	(7,500)
Inventory	69,040	169,981
Accounts payable	6,580	(39,095)
Deferred revenue	—	9,000
Accrued compensation – related party	(14,500)	—
Accrued interest	—	(90,119)
Net cash used by operating activities	(537,686)	(617,739)

Cash Flows from Investing Activities:
Purchase of property and equipment	(73,700)	(135,955)
Net cash used by investing activities	(73,700)	(135,955)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	125,000	—
Repayment of convertible note payable	(93,000)
Proceeds from the sale of common stock	395,000	—
Repayment of loans – related party	—	(183,931)
Net cash provided (used) by financing activities	427,000	(183,931)

Net change in cash	(184,386)	(937,625)
Cash at beginning of the period	719,100	1,841,988
Cash at end of the period	$534,714	$904,363

Supplemental cash flow information:
Interest paid in cash	$6,426	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$64,392	$—

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2023. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2024, and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2024.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2024 and December 31, 2023, the Company had $284,714 and $469,100 of cash above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock and 600,000,000 from Series C preferred stock.

As of September 30, 2023, the Company had potentially dilutive shares of common stock of 5,000,000 shares from Series A preferred stock, 50,000,000 from Series B preferred stock and 600,000,000 from Series C preferred stock.

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of September 30, 2024, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of September 30, 2024, management has determined that an allowance for doubtful account is required of $5,590 for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2023, the Company determined that the value of its inventory had fallen below cost and required impairment down to market value. As a result we recognized impairment expense of $738,113 for the year ended December 31, 2023.  No impairment expense was recognized for the nine months ended September 30, 2024.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $14,948,847 at September 30, 2024, had a net loss of $756,088 and net cash used in operating activities of $537,686 for the period ended September 30, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. We expect to have product inventory ready for the market in the fourth quarter of 2024. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2024	December 31, 2023
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	108,904	214,454
Less: accumulated depreciation	(122,946)	(152,854)
Fixed assets, net	$106,894	$182,536

During the nine months ended September 30, 2024, the Company wrote off certain molds that were no longer in use, resulting in a loss on disposal of fixed assets of $85,893.

Depreciation expense

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $63,449 and $63,839, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 10, 2024, the Company issued a 10% Convertible Promissory Note (the “Note”) for $143,000 to 1800 Diagonal Lending LLC (“1800 Diagonal”). The Note includes an OID of $18,000 and matures on January 10, 2025. The OID includes $5,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $118,887 ($18,000 OID, $100,877 from derivative) to be amortized over the one-year term of the loan. On July 6, 2024, 1800 Diagonal converted $50,000 of principal into 5,000,000 shares of common stock. On July 24, 2024, the remaining principal and interest of $93,000 and $6,246, respectively, was repaid, along with an additional $16,574 early payment penalty fee.

During the nine months ended September 30, 2024, $118,877 was amortized to interest expense. The debt discount balance as of September 30, 2024, is $0.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	100,877
Decrease to derivative due to conversion/repayments	97,065
Derivative loss due to mark to market adjustment	3,812
Balance at September 30, 2024	$—

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2024 is as follows:

Inputs	September 30, 2024	Initial Valuation
Stock price	$—	$0.0162
Conversion price	$—	$0.0107
Volatility (annual)	—%	76.34%
Risk-free rate	—%	4.82%
Dividend rate	—	—
Years to maturity	—	1

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of September 30, 2024 and December 31, 2023, there is $0 and $14,500 of accrued compensation, respectively, due to Mr. Wood. During the nine months ended September 30, 2024 and 2023, cash payments of $72,000 and $59,000, respectively, were paid to Mr. Wood. As of September 30, 2024, there is $3,500 of prepaid compensation expense for Mr. Woods.

As of September 30, 2024 and December 31, 2023, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the nine months ended September 30, 2024 and 2023, the Company made cash payments to Mr. Lane of $33,000 and $28,000, respectively.

During the nine months ended September 30, 2024 and 2023, the Company paid $22,100 and $13,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

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

Asset	Balance Sheet Classification	September 30, 2024
Operating lease asset	Right of use asset	$95,596
Total lease asset		$95,596

Liability
Operating lease liability – current portion	Current operating lease liability	$86,913
Operating lease liability – noncurrent portion	Long-term operating lease liability	—
Total lease liability		$86,913

Lease obligations at September 30, 2024 consisted of the following:

For the year ended December 31:
2024	$26,060
2025	62,643
Total payments	$88,703
Amount representing interest	$(1,790)
Lease obligation, net	86,913
Less current portion	(86,913)
Lease obligation – long term	$—

The operating lease expense for the above agreement for the nine months ended September 30, 2024, was $69,179 which consisted of amortization expense of $62,805 and interest expense of $6,374.

The operating lease expense for the above agreement for the nine months ended September 30, 2023, was $103,089 which consisted of amortization expense of $73,478, $18,298 of prepaid rent and interest expense of $10,683.

During the nine months ended September 30, 2023, the Company also incurred $11,095 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short-term rental.

NOTE 8 – COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2024, the Company sold 51,509,019 shares of common stock to Quick Capital LLC for total proceeds of $395,000.

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

NOTE 10 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has no material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $37,260 and $58,860 respectively for the three months ended September 30, 2024 and $51,947 and $49,940 for the three months ended September 30, 2023. In the current period we sold units below cost to liquidate our inventory.

Operating Expenses

Professional fees were $22,680 and $30,690 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $8,010 or 26.1%. Professional fees consist mostly of accounting, audit and legal fees. The decrease is attributed to a decrease in legal fees.

Compensation expenses were $49,000 and $32,000 for the three months ended September 30, 2024 and 2023, respectively, an increase of $17,000 or 53.1%. In the current period the company paid Mr. Lane $17,000 more than in the prior period as his time spent working for the Company increased in the current period.

Development expenses related to our CPAP systems were $40,775 and $13,887 for the three months ended September 30, 2024 and 2023, respectively, an increase of $26,888 or 193.6%. Our development expenses have increased in the current period for additional expenses incurred for the development, testing and final FDA approval of our DeltaWave product.

Lease expense was $18,255 and $33,590 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $15,335 or 45.7%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expenses (“G&A”) were $42,105 and $163,167 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $121,062 or 74.2%.

Our loss from operations decreased $77,212 to $194,115 for the three months ended September 30, 2024 from $271,327 for the three months ended September 30, 2023.

Other Expenses

The total other expense of $83,794 for the three months ended September 30, 2024, included $64,392 for interest expense, for the amortization of debt discount, a loss on the disposal of fixed assets of $85,893, a gain on conversion of debt of $14,270, and an early payment penalty of $16,574. We also recognized a gain on the change in the fair value of derivatives of $68,795. Total other income for the three months ended September 30, 2023, was $894 for a gain on the disposal of fixed assets.

Net Loss

For the three months ended September 30, 2024, we had a net loss of $277,909 as compared to a net loss of $270,433 for the three months ended September 30, 2023.

The nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues

We recognized revenue and cost of goods for the sale of our CPAP machines of $122,735 and $78,090 respectively for the nine months ended September 30, 2024 and $196,262 and $173,578 for the nine months ended September 30, 2023. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

Operating Expenses

Professional fees were $87,365 and $78,392 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $8,973 or 11.4%. Professional fees consist mostly of accounting, audit and legal fees. The increase is attributed to a $13,920 increase in legal fees, which was offset with a $5,447 decrease of audit fees.

Compensation expenses were $105,000 and $144,000 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $39,000 or 27.1%. On June 1, 2023, Mr. Bird resigned from all positions with the Company, this resulted in a $40,000 decrease to compensation expense. Our COO also increased his work hours for an additional $1,000 of compensation expense.

Development expenses related to our CPAP systems were $196,795 and $89,599 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $107,196 or 119.6%. Our development expenses have increased in the current period for additional expenses incurred for the development, testing and final FDA approval of our DeltaWave product.

Lease expense was $69,179 and $103,089 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $33,910 or 32.9%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expenses (“G&A”) were $201,501 and $321,298 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $119,797 or 37.3%.

Our loss from operations decreased $98,499 to $615,195, for the nine months ended September 30, 2024 from $713,694 for the nine months ended September 30, 2023.

Other Expenses

The total other expense of $140,893 for the nine months ended September 30, 2024, included $125,303 for interest expense, $118,877 was for the amortization of debt discount, a loss on the disposal of fixed assets of $85,893, a gain on conversion of debt of $14,270, and an early payment penalty of $16,574. We also recognized a gain on the change in the fair value of derivatives of $72,607. Total other expense for the nine months ended September 30, 2023, was $6,196, which included $7,090 for interest expense and $894 for a gain on the disposal of fixed assets.

Net Loss

For the nine months ended September 30, 2024, we had a net loss of $756,088 as compared to a net loss of $719,890 for the nine months ended September 30, 2023. Our net loss increased due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2024, was $537,686 compared to $617,739 of cash used in operating activities for the nine months ended September 30, 2023.

Cash Flows from Investing

We used $73,700 and $135,955 of cash for investing activities for the nine months ended September 30, 2024 and 2023, respectively. Cash was used in investing activities for the purchase of equipment and tooling.

Cash Flows from Financing

For the nine months ended September 30, 2024, we received $125,000 for the issuance of a convertible note payable, $93,000 of which was paid back with cash, and $395,000 from the sale of common stock. For the nine months ended September 30, 2023, we repaid $183,931 of the loan payable due to our chairman.

As of September 30, 2024, we have current assets of $597,615 which includes $534,714 of cash and $30,107 of inventory.

Going Concern

As of September 30, 2024, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to a lack of segregation of duties.

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

REMSLEEP HOLDINGS, INC.

Date: November 14, 2024	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)