Form 10-K
period 2024-12-31
RemSleep Holdings Inc.
filed 2025-04-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

902-590-2001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RMSL	OTC PINK

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $22,497,600 based on 1,470,431,138 non affiliate shares outstanding at $.0153 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 14, 2025, there were 1,523,620,126 shares of the issuer’s common stock outstanding.

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

Our officers have 35 years of sleep-industry experience, including having been employed at sleep industry companies. Our officers invented our DeltaWave CPAP interface (the “DeltaWave”) as an innovative new device to treat patients with sleep apnea. Our patented DeltaWave product is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

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

On April 27, 2021, Remsleep was awarded utility patent 10987481 for its new Deltawave CPAP Pillows Mask for delivery of CPAP therapy and other respiratory needs.  On March 5, 2024, Remsleep was awarded design patent D1,017,025 S.  Our goal is to continue to develop sleep products for the treatment of OSA and capture 10% of the market in the next 12 months.

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

Employees

We have the following employees Thomas J. Wood, Chief Executive Officer, and John Lane, Chief Technology Officer. All other services are provided by independent contractors. Personnel will be added on an as-needed basis and based on available funds.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and maintain a cybersecurity risk management methodology intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management methodology is integrated into our overall enterprise risk management, and shares common methodologies, reporting channels and governance processes that apply across the Company to other legal, compliance, strategic, operational, and financial risk areas. As part of our overall risk management processes and procedures, we have instituted a cybersecurity awareness designed to identify, assess and manage material risks from cybersecurity threats. The cyber risk management methodology involves risk assessments, implementation of security measures and ongoing monitoring of systems and networks, including networks on which we rely. Through our cybersecurity awareness, the current threat landscape is actively monitored in an effort to identify material risks arising from new and evolving cybersecurity threats. We may engage external experts, including cybersecurity assessors, consultants and auditors to evaluate cybersecurity measures and risk management processes as needed. We also depend on and engage various third parties, including suppliers, vendors and service providers in connection with our operations. Our risk management, legal, and compliance personnel oversee and identify, including through a third-party cybersecurity service provider, material risks from cybersecurity threats associated with our use of such entities.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is currently listed to trade on the OTC Markets Group, OTCPINK tier under the symbol “RMSL”. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2024 and 2023, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.0176	$0.0027
June 30, 2024	$0.02	$0.007
September 30, 2024	$0.0265	$0.0085
December 31, 2024	$0.01	$0.0009

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.02	$0.012
June 30, 2023	$0.015	$0.011
September 30, 2023	$0.021	$0.009
December 31, 2023	$0.019	$0.012

At March 14, 2025 there were approximately 156 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Stock Transfer, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

Recent Issuances of Unregistered Securities

On July 16, 2024, 1800 Diagonal converted $50,000 of principal into 5,000,000 shares of common stock (Note 5).

During the year ended December 31, 2024, the Company sold 57,003,525 shares of common stock to Quick Capital LLC for total proceeds of $420,000.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues

We began to sell our ResPlus CPAP system in the second quarter of 2022.

We recognized revenue and cost of goods of $117,185 and $99,147, respectively for the year ended December 31, 2024. We saw a decrease in sales in the current period due to both the number of sales but also due to fewer sales for multiple units.

We recognized revenue and cost of goods of $203,718 and $960,457, respectively for the year ended December 31, 2023. Our cost of goods sold includes impairment expense of $738,113 for the write down of inventory on hand.

Operating Expenses

Professional fees were $114,865 and $116,362 for the years ended December 31, 2024 and 2023, respectively, a decrease of $1,497, or 1.3%. Professional fees consist mostly of accounting, audit and legal fees.

Compensation expense was $143,000 and $172,000 for the years ended December 31, 2024 and 2023, respectively, a decrease of $29,000, or 16.9%. On June 1, 2023, Mr. Bird resigned from all positions with the Company, this resulted in a $40,000 decrease to compensation expense. Our COO also increased his work hours for an additional $11,000 of compensation expense.

Development expenses related to our DeltaWave CPAP system was $187,445 and $294,819 for the years ended December 31, 2024 and 2023, respectively, a decrease of $107,374 or 36.4%. Our development expenses has decreased in the current period as we got closer to completing the development, testing and final FDA approval of our DeltaWave product.

Lease expense was $96,905 and $136,320 for the years ended December 31, 2024 and 2023, respectively, a decrease of $39,415, or 28.9%. In the prior year the Company rented an apartment used by Company personnel. The apartment was a monthly, short-term rental.

General and administrative expense (“G&A”) were $269,371 and $295,402 for the years ended December 31, 2024 and 2023, respectively, a decrease of $26,031 or 8.8%.

Total other expense for the year ended December 31, 2024, was $284,449, which includes interest expense of $143,146 (includes $135,315 amortization of debt discount), a loss on disposal of fixed assets of $159,593, an early payment penalty of $16,574 and a loss on the issuance of convertible debt of $6,473. These expenses were offset by a $14,270 gain on conversion of debt and a change in the fair value of derivatives of $27,067.

Total other expense for the year ended December 31, 2023, was $6,196. Other expenses include interest expense of $7,090 and a gain on disposal of an asset of $894.

Net Loss

For the year ended December 31, 2024, we had a net loss of $1,077,997 as compared to a net loss of $1,777,838 for the year ended December 31, 2023.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2024 was $683,057 as compared to $791,329 of cash used in operating activities for the year ended December 31, 2023.

Cash Flows from Investing

Cash used in investing activities for the purchase of equipment and tooling for the year ended December 31, 2024 was $124,700 as compared to $147,628 of cash used in investing activities for the year ended December 31, 2023.

Cash Flows from Financing

For the year ended December 31, 2024, we received $225,000 from convertible notes payable and repaid $93,000. We also received $420,000 from the sale of common stock. For the year ended December 31, 2023, we repaid $183,931 of a related party loan.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,270,756 at December 31, 2024, had a net loss of $1,077,997 and net cash used in operating activities of $683,057 for the year ended December 31, 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

The Company considers its accounting for the fair value of financial instruments, revenue recognition, accounts receivable, allowance for doubtful accounts and inventory among its critical accounting policies. The Company maintains an allowance for doubtful accounts to reflect management’s estimate of the amount of receivables that will not be collected. This estimate is considered a critical accounting estimate due to the subjectivity involved in evaluating the collectability of accounts receivable. The fair value measurement of derivative instruments is also one of our critical accounting estimates due to the complexity and subjectivity involved. These estimates often require the use of valuation models that rely on unobservable inputs. Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a more detail description of each, and a summary of all our critical accounting policies and recently adopted and issued accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit, net loss, and net cash used in operating activities. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 14, 2025

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$463,343	$719,100
Accounts receivable, net of allowance of $7,000 and $5,590, respectively	2,741	9,025
Other assets	9,100	8,710
Prepaid – related party	7,500	—
Inventory	—	99,147
Deposit on inventory	9,050	—
Total current assets	491,734	835,982

Other asset	10,000	10,000
Right of use asset	16,154	177,796
Property and equipment, net	73,809	182,536

Total Assets	$591,697	$1,206,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$30,000	$37,000
Accrued compensation	46,000	60,500
Convertible note payable, net of $100,162 debt discount	16,438	—
Accrued interest	1,406	—
Derivative liability	152,014	—
Operating lease liability – current portion	9,136	134,438
Total current liabilities	254,994	231,938
Long Term Liabilities
Operating lease liability – net of current portion	—	43,676
Total Liabilities	254,994	275,614

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,523,620,126 and 1,461,616,601 shares issued and outstanding, respectively	1,523,619	1,461,615
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	14,171,048	13,749,052
Accumulated Deficit	(15,270,756)	(14,192,759)
Total Stockholders’ Equity (Deficit)	336,703	930,700

Total Liabilities and Stockholders’ Equity (Deficit)	$591,697	$1,206,314

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$117,185	$203,718
Cost of goods sold	99,147	960,457
Gross margin	$18,038	$(756,739)

Operating Expenses:
Professional fees	$114,865	$116,362
Compensation expense – related party	143,000	172,000
Development expense	187,445	294,819
Lease expense	96,905	136,320
General and administrative	269,371	295,402

Total operating expenses	811,586	1,014,903

Loss from operations	$(793,548)	$(1,771,642)

Other income (expense):
Interest expense	(143,146)	(7,090)
Gain (loss) on disposal of fixed assets	(159,593)	894
Gain on conversion	14,270	—
Early payment penalty	(16,574)	—
Loss on issuance of convertible debt	(6,473)	—
Change in fair value of derivative	27,067	—
Total other expense	(284,449)	(6,196)

Loss before income taxes	(1,077,997)	(1,777,838)

Provision for income taxes	—	—

Net Loss	$(1,077,997)	$(1,777,838)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,476,557,436	1,461,616,601

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2022	5,000,000	$5,000	500,000	$500	—	$—	1,461,616,601	$1,461,615	$(94,708)	$13,751,052	$(12,414,921)	$2,708,538
Shares issued intangibles – related party	—	—	—	—	2,000,000	2,000	—	—	—	(2,000)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,777,838)	(1,777,838)
Balance, December 31, 2023	5,000,000	5,000	500,000	500	2,000,000	2,000	1,461,616,601	1,461,615	(94,708)	13,749,052	(14,192,759)	930,700
Common stock sold for cash	—	—	—	—	—	—	57,003,525	57,004	—	362,996	—	420,000
Common stock issued for debt	—	—	—	—	—	—	5,000,000	5,000	—	59,000	—	64,000
Net Loss	—	—	—	—	—	—		—	—	—	(1,077,997)	(1,077,997)
Balance, December 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,523,620,126	$1,523,619	$(94,708)	$14,171,048	$(15,270,756)	$336,703

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,077,997)	$(1,777,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	73,834	102,198
Inventory impairment	—	738,113
Change in fair value of derivative	(27,067)	—
Loss on issuance of convertible debt	6,473	—
Discount amortization	135,316	—
Operating lease expense	(7,336)	32,078
Loss on disposal of fixed assets	159,593	874
Bad debt expense	1,410
Gain on conversion	(14,270)	—
Changes in Operating Assets and Liabilities:
Accounts receivable	4,874	2,673
Prepaid compensation - – related party	(7,500)	—
Prepaids and other assets	(390)	(8,710)
Inventory	99,147	218,747
Deposit on inventory	(9,050)	—
Accounts payable	(7,000)	(17,845)
Accrued compensation – related party	(14,500)	8,500
Accrued interest	1,406	(90,119)
Net cash used by operating activities	(683,057)	(791,329)

Cash Flows from Investing Activities:
Purchase of property and equipment	(124,700)	(147,628)
Net cash used by investing activities	(124,700)	(147,628)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	225,000	—
Repayment of convertible note payable	(93,000)	—
Proceeds from the sale of common stock	420,000	—
Repayment of loans – related party	—	(183,931)
Net cash provided (used) by financing activities	552,000	(183,931)

Net change in cash	(255,757)	(1,122,888)
Cash at beginning of the year	719,100	1,841,988
Cash at end of the year	$463,343	$719,100

Supplemental cash flow information:
Interest paid in cash	$6,426	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$100,162	$—
Series C preferred stock issued for intangibles – related party	$—	$2,000

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1 – BACKGROUND

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2024 and 2023, the Company had $213,343 and $469,100 above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and 30,257,949 potentially dilutive shares from convertible debt.

As of December 31, 2023, the Company had potentially dilutive shares of common stock of 5,000,000 shares from Series A preferred stock, 50,000,000 from Series B preferred stock and 600,000,000 from Series C preferred stock.

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

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$152,014	$—	$—	$152,014

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

Warranties

The Company is currently selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. During the last twelve months the Company has received back eight units for warranty repair, out of approximately 1,000 units sold. As of December 31, 2024, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of December 31, 2024, all the accounts receivable balance is due from one customer. As of December 31, 2024 and 2023,  management has determined that an allowance for doubtful account is required of $7,000 and $5,590, respectively, for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2023, the Company determined that the value of its inventory had fallen below cost and required impairment down to market value. As a result we recognized impairment expense of $738,113 for the year ended December 31, 2023.  No impairment expense was recognized for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The adoption of ASU 2023-07 did not have a significant impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,270,756 at December 31, 2024, had a net loss of $1,077,997 and net cash used in operating activities of $683,057 for the period ended December 31 2024. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. We expect to have product inventory ready for the market in the second quarter of 2025. The Company will continue to finance its operations through debt and/or equity financing as needed.

NOTE 4 – PROPERTY & EQUIPMENT

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2024	December 31, 2023
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	86,205	214,454
Less: accumulated depreciation	(133,332)	(152,854)
Fixed assets, net	$73,809	$182,536

During the year ended December 31, 2024, the Company wrote off certain molds that were no longer in use, resulting in a loss on disposal of fixed assets of $159,593.

Depreciation expense

Depreciation expense for the years ended December 31, 2024 and 2023 was $73,834 and $102,198, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On January 10, 2024, the Company issued a 10% Convertible Promissory Note (the “Note”) for $143,000 to 1800 Diagonal Lending LLC (“1800 Diagonal”). The Note includes an OID of $18,000 and matures on January 10, 2025. The OID includes $5,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $118,887 ($18,000 OID, $100,877 from derivative) to be amortized over the one-year term of the loan. On July 16, 2024, 1800 Diagonal converted $50,000 of principal into 5,000,000 shares of common stock. On July 24, 2024, the remaining principal and interest of $93,000 and $6,246, respectively, was repaid, along with an additional $16,574 early payment penalty fee.

During the year ended December 31, 2024, $118,877 was amortized to interest expense. The debt discount balance as of December 31, 2024, is $0.

On November 18, 2024, the Company issued a 10% Convertible Promissory Note for $116,600 to 1800 Diagonal. The Note includes an OID of $16,600 and matures on August 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $116,600 ($16,600 OID, $100,000 from derivative) to be amortized over the one-year term of the loan. As of December 31, 2024, there is $116,600 and $1,406 of principal and interest, respectively, due on the loan.

During the year ended December 31, 2024, $16,438 was amortized to interest expense. The debt discount balance as of December 31, 2024, is $100,162.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	207,350
Decrease to derivative due to conversion/repayments	(28,269)
Derivative gain due to mark to market adjustment	(27,067)
Balance at December 31, 2024	$152,014

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 is as follows:

Inputs	December 31 2024	Initial Valuation
Stock price	$0.0083	$0.0076 - 0.0162
Conversion price	$0.0039	$0.0045 - 0.0107
Volatility (annual)	111.69%	76.34 – 105.7%
Risk-free rate	4.24%	4.44 - 4.82%
Dividend rate	—	—
Years to maturity	0.66	1

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2024 and 2023, there is $0 and $14,500 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2024 and 2023, cash payments of $95,000 and $83,500, respectively, were paid to Mr. Wood. As of December 31, 2024, there is $7,500 of prepaid compensation expense for Mr. Wood.

As of December 31, 2024 and December 31, 2023, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2024 and 2023, the Company made cash payments to Mr. Lane of $47,000 and $36,000, respectively.

During the years ended December 31, 2024 and 2023, the Company paid $31,100 and $19,000, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

On September 6, 2023, the Company entered into an intellectual property assignment agreement (the “IP Purchase Agreement”) with Mr. Wood, pursuant to which the Company has agreed to issue to Mr. Wood a total of 2,000,000 shares of Series C Preferred Stock.

NOTE 7 – OPERATING LEASES

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

During the year ended December 31, 2024, it was agreed that the monthly lease expense would remain at the original $8,686.71.

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

Asset	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating lease asset	Right of use asset	$16,154	$177,796
Total lease asset		$16,154	$177,796

Liability
Operating lease liability – current portion	Current operating lease liability	$9,136	$134,438
Operating lease liability – noncurrent portion	Long-term operating lease liability	—	43,676
Total lease liability		$9,136	$178,114

The operating lease expense for the above agreement for the year ended December 31, 2024, was $96,905 which consisted of amortization expense of $88,653 and interest expense of $8,252.

The operating lease expense for the above agreement for the year ended December 31, 2023, was $136,320 which consisted of amortization expense of $103,613, $18,928 of prepaid rent and interest expense of $13,779.

During the year ended December 31, 2023, the Company also incurred $8,675 of rent expense for an apartment used by Company personnel. The apartment is a monthly, short-term rental.

NOTE 8 – COMMON STOCK TRANSACTIONS

On July 16, 2024, 1800 Diagonal converted $50,000 of principal into 5,000,000 shares of common stock (Note 5).

During the year ended December 31, 2024, the Company sold 57,003,525 shares of common stock to Quick Capital LLC for total proceeds of $420,000.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$226,000	$373,000
Less: valuation allowance	(226,000)	(373,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$3,207,000	$2,980,000
Less: valuation allowance	(3,207,000)	(2,980,000)
Net deferred tax asset	$-	$-

At December 31, 2024, the Company had net operating loss carry forwards of approximately $3,207,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it has the following material subsequent event to disclose in these financial statements.

On February 7, 2025, the Company issued a 10% Convertible Promissory Note (the “Note”) for $66,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $6,000 and matures on November 15, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2024.

We are aware of the following material weaknesses in internal controls over financial reporting that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●

Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, (c) we properly account for complex or unusual transactions, and (d) maintain accounting records and review and approval of those accounting records.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2024, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Tom Wood	78	Chief Executive Officer and Director
Jonathan B. Lane	64	Vice President and Chief Technology Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2024, we believe all necessary forms have been filed.

Insider Trading

During the fiscal year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SUMMARY COMPENSATION TABLE
				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Russell Bird (1)
(former Chairman)	2023	$44,000	$0	$0	$0	$0	$0	$0	$44,000
Tom Wood	2024	$95,000	$0	$0	$0	$0	$0	$0	$95,000
(Chief Executive Officer)	2023	$83,500	$0	$0	$0	$0	$0	$0	$83,500
Jonathan B. Lane	2024	$47,000	$0	$0	$0	$0	$0	$0	$47,000
(Vice President and Chief Technology Officer)	2023	$36,000	$0	$0	$0	$0	$0	$0	$36,000

(1)	Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2024.

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

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock	Percent of Class
Russell Bird, former Chairman (3)	26,219,494	1.72%
Tom Wood, CEO (4)	25,969,494	1.78%
Jonathan B. Lane, COO	1,000,000	*
All Officers and Directors as a Group (3 persons)	53,188,988	3.57%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 1,523,620,126 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o Remsleep Holding, Inc., 14175 ICOT Blvd, Suite 300, Clearwater, FL 33760.

(3)	Russell Bird also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted.

(4)

Tom Wood also owns 2,500,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis. No Preferred A Shares have been converted. He also owns 250,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis. No Preferred B Shares have been converted. He also owns 2,000,000 Preferred C Shares, which shares may be converted on a 1 to 300 basis. No Preferred C Shares have been converted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company executed a new employment agreement with Mr. Wood on April 1, 2022. Per the terms of the agreement Mr. Wood is to be compensated $8,000 per month. As of December 31, 2024 and 2023, there is $0 and $14,500 of accrued compensation, respectively, due to Mr. Wood. During the years ended December 31, 2024 and 2023, cash payments of $95,000 and $83,500, respectively, were paid to Mr. Wood. As of December 31, 2024, there is $7,500 of prepaid compensation expense for Mr. Wood.

As of December 31, 2024 and December 31, 2023, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the years ended December 31, 2024 and 2023, the Company made cash payments to Mr. Lane of $47,000 and $36,000, respectively.

During the years ended December 31, 2024 and 2023, the Company paid $31,100 and $19,000, respectively, to the brother of the CEO for services related to development of the Company’s product.

On September 6, 2023, the Company entered into an intellectual property assignment agreement (the “IP Purchase Agreement”) with Mr. Wood, pursuant to which the Company has agreed to issue to Mr. Wood a total of 2,000,000 shares of Series C Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2024 and 2023 amounted to $52,595 and $53,279, respectively.

Audit-Related Fees

Our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2024 and 2023 was $6,000 and $6,221, respectively.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

REMSleep Holdings, Inc

By:	/s/ Tom Wood
Tom Wood
Chief Executive Officer, Director

Date:	April 14, 2025