Form 10-Q
period 2025-03-31
RemSleep Holdings Inc.
filed 2025-05-13
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2025, there were 1,535,389,060 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$507,247	$463,343
Accounts receivable, net of allowance of $7,000 and $7,000, respectively	2,741	2,741
Other assets	5,200	9,100
Prepaid – related party	—	7,500
Deposit on inventory	10,562	9,050
Total current assets	525,750	491,734

Other asset	10,000	10,000
Right of use asset	—	16,154
Property and equipment, net	68,973	73,809

Total Assets	$604,723	$591,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$27,399	$30,000
Accrued compensation	47,500	46,000
Convertible notes payable, net of $219,724 and $100,162 debt discount, respectively	87,176	16,438
Accrued interest	7,000	1,406
Deferred revenue	579	—
Derivative liability	183,854	152,014
Operating lease liability – current portion	—	9,136
Total current liabilities	353,508	254,994

Total Liabilities	353,508	254,994

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,535,389,060 and 1,523,620,126 shares issued and outstanding, respectively	1,535,388	1,523,619
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	14,159,279	14,171,048
Accumulated Deficit	(15,356,244)	(15,270,756)
Total Stockholders’ Equity (Deficit)	251,215	336,703

Total Liabilities and Stockholders’ Equity (Deficit)	$604,723	$591,697

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$—	$57,881
Cost of goods sold	—	13,590
Gross margin	$—	$44,291

Operating Expenses:
Professional fees	$7,800	$7,970
Compensation expense – related party	27,000	24,000
Development expense	17,200	22,188
Lease expense	24,891	28,908
General and administrative	54,424	85,440

Total operating expenses	131,315	168,506

Loss from operations	$(131,315)	$(124,215)

Other income (expense):
Interest expense	(76,332)	(27,979)
Loss on issuance of convertible debt	(85,867)	—
Change in fair value of derivative	208,026	(100,386)
Total other income (expense)	45,827	(128,365)

Loss before income taxes	(85,488)	(252,580)

Provision for income taxes	—	—

Net Loss	$(85,488)	$(252,580)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,526,104,679	1,461,616,601

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,523,620,126	$1,523,619	$(94,708)	$14,171,048	$(15,270,756)	$336,703
Common stock issued for warrants	—	—	—	—	—	—	11,768,934	11,769	—	(11,769)	—	—
Net Loss	—	—	—	—	—	—		—	—	—	(85,488)	(85,488)
Balance, March 31, 2025	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,535,389,060	$1,535,388	$(94,708)	$14,159,279	$(15,356,244)	$251,215

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,445,339)	$678,120

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(85,488)	$(252,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,836	27,561
Change in fair value of derivative	(208,026)	100,386
Loss on issuance of convertible debt	85,867	—
Discount amortization	70,738	24,765
Operating lease expense	7,018	2,849
Changes in Operating Assets and Liabilities:
Accounts receivable	—	(6,969)
Prepaids and other assets	3,900	(3,290)
Inventory	—	13,590
Deposit on inventory	(1,512)	—
Accounts payable	(2,601)	(23,000)
Deferred revenue	579	—
Accrued compensation – related party	9,000	—
Accrued interest	5,593	3,213
Net cash used by operating activities	(110,096)	(113,475)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	154,000	125,000
Net cash provided by financing activities	154,000	125,000

Net change in cash	43,904	11,525
Cash at beginning of the period	463,343	719,100
Cash at end of the period	$507,247	$730,625

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$219,724	$94,111

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2025

(Unaudited)

NOTE 1 – BACKGROUND

Business Activity

REMSleep Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on June 6, 2007. On January 5, 2015 the name of the Company was changed to REMSleep Holdings, Inc. and the business model was changed to reflect the new direction of the Company; to develop and distribute products to help people affected by sleep apnea. On May 30, 2015, REMSleep LLC was formally merged into REMSleep Holdings, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of March 31, 2025, and the results of its operations and cash flows for the three months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of March 31, 2025 and December 31, 2024, the Company had $257,247 and $213,343 above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended March 31, 2025 and December 31, 2024.

Property and Equipment

Fixed assets are carried at the lower of cost or net realizable value. All fixed assets with a cost of $2,000 or greater are capitalized. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful life of the asset. Major improvements that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

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

As of March 31, 2025, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and 43,147,629 potentially dilutive shares from convertible debt.

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

	Total Fair Value at March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$183,854	$—	$—	$183,854

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$152,014	$—	$—	$152,014

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

Warranties

Up until December 31, 2024, the Company was selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. As of March 31, 2025, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of March 31, 2025 and December 31, 2024, all the accounts receivable balance is due from one customer. As of March 31, 2025 and December 31, 2024,  management has determined that an allowance for doubtful account is required of $7,000 and $7,000, respectively, for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of March 31, 2025 and December 31, 2024, there is $10,562 and $9,050 of deposits for inventory for parts to be used in the assembly of our Deltawave CPAP machines. No impairment expense was recognized for the periods ended March 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,356,244 at March 31, 2025, had a net loss of $85,488 and net cash used in operating activities of $110,096 for the period ended March 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2025	December 31, 2024
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	86,205	86,205
Less: accumulated depreciation	(138,168)	(133,332)
Fixed assets, net	$68,973	$73,809

Depreciation expense

Depreciation expense for the three months ended March 31, 2025 and 2024 was $4,836 and $27,561, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On November 18, 2024, the Company issued a 10% Convertible Promissory Note for $116,600 to 1800 Diagonal. The Note includes an OID of $16,600 and matures on August 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $116,600 ($16,600 OID, $100,000 from derivative) to be amortized over the term of the loan. As of March 31, 2025, there is $116,600 and $4,281 of principal and interest, respectively, due on the loan.

During the three months ended March 31, 2025, $36,821 was amortized to interest expense. The debt discount balance as of March 31, 2025, is $63,641.

On January 2, 2025, the Company issued a 10% Convertible Promissory Note for $61,600 to 1800 Diagonal. The Note includes an OID of $11,600 and matures on October 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $61,600 ($11,600 OID, $50,000 from derivative) to be amortized over the term of the loan. As of March 31, 2025, there is $61,600 and $1,502 of principal and interest, respectively, due on the loan.

During the three months ended March 31, 2025, $18,214 was amortized to interest expense. The debt discount balance as of March 31, 2025, is $43,386.

On February 7, 2025, the Company issued a 10% Convertible Promissory Note for $66,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,000 and matures on November 15, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $66,000 ($12,000 OID, $54,000 from derivative) to be amortized over the term of the loan. As of March 31, 2025, there is $66,000 and $958 of principal and interest, respectively, due on the loan.

During the three months ended March 31, 2025, $12,448 was amortized to interest expense. The debt discount balance as of March 31, 2025, is $53,552.

On March 17, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on December 31, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of March 31, 2025, there is $62,700 and $25 of principal and interest, respectively, due on the loan.

During the three months ended March 31, 2025, $3,254 was amortized to interest expense. The debt discount balance as of March 31, 2025, is $59,446.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	207,350
Decrease to derivative due to conversion/repayments	(28,269)
Derivative gain due to mark to market adjustment	(27,067)
Balance at December 31, 2024	$152,014
Increase to derivative due to new issuances	239,866
Decrease to derivative due to conversion/repayments	—
Derivative gain due to mark to market adjustment	(208,026)
Balance at March 31, 2025	$183,854

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 is as follows:

Inputs	March 31 2025	Initial Valuation
Stock price	$0.01	$0.0076 - 0.0114
Conversion price	$0.0073	$0.0039 - 0.007
Volatility (annual)	96.4 – 113.4%	105.7 – 116.9%
Risk-free rate	4.13 – 4.23%	4.28 - 4.44%
Dividend rate	—	—
Years to maturity	0.42 - .75	.75

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood is to be compensated $9,000 per month. As of March 31, 2025 and December 31, 2024, there is $1,500 and $0 of accrued compensation, respectively, due to Mr. Wood. During the three months ended March 31, 2025 and 2024, cash payments of $18,000 and $24,000, respectively, were paid to Mr. Wood. As of March 31, 2025 and December 31, 2024, there is $0 and $7,500 of prepaid compensation expense for Mr. Wood, respectively.

As of March 31, 2025 and December 31, 2024, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the three months ended March 31, 2025 and 2024, the Company made cash payments to Mr. Lane of $7,000 and $0, respectively.

During the three months ended March 31, 2025 and 2024, the Company paid $12,500 and $4,000, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

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

The lease was terminated in February 2025, with no penalties or fees for the early termination.

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

Asset	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating lease asset	Right of use asset	$—	$16,154
Total lease asset		$—	$16,154

Liability
Operating lease liability – current portion	Current operating lease liability	$—	$9,136
Operating lease liability – noncurrent portion	Long-term operating lease liability	—	—
Total lease liability		$—	$9,136

The operating lease expense for the above agreement for the three months ended March 31, 2025, was $24,891 which consisted of amortization expense of $24,082 and interest expense of $809.

The operating lease expense for the above agreement for the three months ended March 31, 2024, was $28,909 which consisted of amortization expense of $26,358 and interest expense of $2,551.

NOTE 8 – COMMON STOCK TRANSACTIONS

On March 13, 2025, the Company issued 11,768,934 for a cashless exercise of 15,000,000 warrants held by Quick Capital LLC.

The warrants were issued to Quick Capital LLC on December 15, 2023, in conjunction with an Equity Purchase Agreement. The warrants were evaluated for purposes of classification between liability and equity. The warrants did not contain features that would require a liability classification and were therefore considered equity. The Black Scholes pricing model was used to estimate the fair value of the Warrants which was allocated to additional paid in capital of the shares purchased. The Company failed to disclose the warrants in prior periods; however, this oversight is not considered to be material since the value of the warrants had no impact to the financial statements as the initial value of the warrants was already included in additional paid in capital when the warrants were issued with the sale of common stock.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	15,000,000	$0.012	2.96	52,500
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	15,000,000	$0.012	1.96	$—
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	(15,000,000)	$—	—
Outstanding, March 31, 2025	—	$—	—	$—

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

NOTE 10 - SEGMENT REPORTING

ASC Topic 280, “Segment Reporting” establishes the standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company is managed as one operating unit, rather than multiple reporting units, for internal reporting purposes and for internal decision-making and discloses its operating results in a single reportable segment. The Company’s chief operating decision maker (“CODM”), represented by the Company’s Chief Executive Officer, reviews financial information and assesses the operations of the Company in order to make strategic decisions such as allocation of resources and assessing operating performance.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were available to be issued and has determined that there are no material subsequent event to disclose in these unaudited financial statements.

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

Results of Operations

The three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues

During the three months ended March 31, 2025, we did not recognize any revenue. For the three months ended March 31, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $57,881 and $13,590 respectively. In 2025 we stopped selling our CPAP machines and will soon be selling the DeltaWave.

Operating Expenses

Professional fees were $7,800 and $7,970 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $170 or 2.1%. Professional fees consist mostly of accounting, audit and legal fees.

Compensation expense was $27,000 and $24,000 for the three months ended March 31, 2025 and 2024, respectively, an increase of $3,000 or 12.5%. During the current period the CEO’s monthly compensation was increased by $1,000.

Development expenses were $17,200 and $22,188 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $4,988 or 22.5%. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $24,891 and $28,908 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $4,017 or 13.9%.

General and administrative expenses (“G&A”) were $52,424 and $85,440 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $31,016 or 36.3%. The decrease is primarily due to a decrease for investor relations expenses of approximately $18,000 and consulting expenses of approximately $11,500.

Other Expenses

The total other income of $45,827, for the three months ended March 31, 2025, included $76,332 for interest expense, of which $70,738 was for the amortization of debt discount and a loss on the issuance of convertible debt of $85,867. These losses were offset by a $208,026 gain on the change in fair value of derivatives. The total other expense of $128,365, for the three months ended March 31, 2024, included $27,979 for interest expense, of which $24,765 was for the amortization of debt discount and a $100,386 loss on the change in fair value of derivatives.

Net Loss

For the three months ended March 31, 2025, we had a net loss of $85,488 as compared to a net loss of $252,580 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2025, was $110,096 compared to $113,475 of cash used in operating activities for the three months ended March 31, 2024.

Cash Flows from Financing

For the three months ended March 31, 2025, we received $154,000 for the issuance of a convertible note payable. For the three months ended March 31, 2024, we received $125,000 for the issuance of a convertible note payable.

Going Concern

As of March 31, 2025, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
10.1	Convertible Note Payable, 1800 Diagonal Lending LLC, January 2, 2025
10.2	Convertible Note Payable, 1800 Diagonal Lending LLC, February 7, 2025
10.3	Convertible Note Payable, 1800 Diagonal Lending LLC, March17, 2025
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS, INC.

Date: May 13, 2025	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)