Form 10-Q
period 2025-06-30
RemSleep Holdings Inc.
filed 2025-08-14
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3222 HWY 84 Suite 101 Blackshear, Georgia 31516

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2025, there were 1,560,979,765 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$415,975	$463,343
Accounts receivable, net of allowance of $9,741 and $7,000, respectively	—	2,741
Other assets	1,300	9,100
Prepaid – related party	—	7,500
Inventory	19,835	—
Deposit on inventory	—	9,050
Total current assets	437,110	491,734

Other asset	10,000	10,000
Right of use asset	35,022	16,154
Property and equipment, net	59,582	73,809

Total Assets	$541,714	$591,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,000	$30,000
Accrued compensation	46,000	46,000
Convertible notes payable, net of $145,210 and $100,162 debt discount, respectively	107,590	16,438
Accrued interest	7,790	1,406
Derivative liability	191,306	152,014
Operating lease liability – current portion	18,613	9,136
Total current liabilities	385,299	254,994
Operating lease liability – net of current portion	16,409	—
Total Liabilities	401,708	254,994

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,557,849,330 and 1,523,620,126 shares issued and outstanding, respectively	1,557,848	1,523,619
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	14,313,382	14,171,048
Accumulated Deficit	(15,644,016)	(15,270,756)
Total Stockholders’ Equity (Deficit)	140,006	336,703

Total Liabilities and Stockholders’ Equity (Deficit)	$541,714	$591,697

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$4,824	$27,594	$4,824	$85,475
Cost of goods sold	(600)	(5,940)	(600)	(19,530)
Gross margin	$4,224	$21,654	$4,224	$65,945

Operating Expenses:
Professional fees	$27,750	$56,715	$35,550	$64,685
Compensation expense – related party	24,000	24,000	51,000	48,000
Development expense	1,500	132,020	18,700	156,020
Lease expense	1,600	22,016	26,491	50,924
General and administrative	81,926	83,768	136,350	167,396

Total operating expenses	136,776	318,519	268,091	487,025

Loss from operations	(132,552)	(296,865)	(263,867)	(421,080)

Other income (expense):
Interest expense	(143,635)	(32,932)	(219,967)	(60,911)
Loss on issuance of convertible debt	(32,787)	—	(118,654)	—
Loss on conversion of debt	(54,133)	—	(54,133)	—
Change in fair value of derivative	75,335	104,198	283,361	3,812
Total other income (expense)	(155,220)	71,266	(109,393)	(57,099)

Loss before income taxes	(287,772)	(225,599)	(373,260)	(478,179)

Provision for income taxes	—	—	—	—

Net Loss	$(287,772)	$(225,599)	$(373,260)	$(478,179)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,544,085,007	1,472,446,044	1,535,079,491	1,467,031,323

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,523,620,126	$1,523,619	$(94,708)	$14,171,048	$(15,270,756)	$336,703
Common stock issued for warrants	—	—	—	—	—	—	11,768,934	11,769	—	(11,769)	—	—
Net Loss	—	—	—	—	—	—		—	—	—	(85,488)	(85,488)
Balance, March 31, 2025	5,000,000	5,000	500,000	500	2,000,000	2,000	1,535,389,060	1,535,388	(94,708)	14,159,279	(15,356,244)	251,215
Common stock issued for debt	—	—	—	—	—	—	22,460,270	22,460	—	154,103	—	176,563
Net Loss	—	—	—	—	—	—		—	—	—	(287,772)	(287,772)
Balance, June 30, 2025	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,557,849,330	$1,557,848	$(94,708)	$14,313,382	$(15,644,016)	$140,006

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,461,616,601	1,461,615	(94,708)	13,749,052	(14,445,339)	678,120
Common stock sold for cash	—	—	—	—	—	—	20,839,342	20,840	—	99,160	—	120,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(225,599)	(225,599)
Balance, June 30, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,482,455,943	$1,482,455	$(94,708)	$13,848,212	$(14,670,938)	$572,521

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(373,260)	$(478,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,227	53,645
Change in fair value of derivative	(283,361)	(3,812)
Loss on issuance of convertible debt	118,654	—
Loss on conversion of debt	54,133	—
Discount amortization	207,752	54,485
Operating lease expense	7,017	(1,196)
Bad debt expense	2,741	—
Changes in Operating Assets and Liabilities:
Accounts receivable	—	(1,269)
Prepaids and other assets	15,300	(7,190)
Inventory	(19,835)	19,530
Deposit on inventory	9,050	—
Accounts payable	(16,000)	64,187
Deferred revenue	—	36,000
Accrued compensation – related party	—	(8,000)
Accrued interest	12,214	6,426
Net cash used by operating activities	(251,368)	(265,373)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	204,000	125,000
Proceeds from the sale of common stock	—	120,000
Net cash provided by financing activities	204,000	245,000

Net change in cash	(47,368)	(20,373)
Cash at beginning of the period	463,343	719,100
Cash at end of the period	$415,975	$698,727

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$364,934	$64,392
Common stock issued for note payable principal and accrued interest	$122,430	$—

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2025, and the results of its operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of June 30, 2025 and December 31, 2024, the Company had $165,975 and $213,343 above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended June 30, 2025 and December 31, 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and six months ended June 30, 2025.

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

As of June 30, 2025, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and 42,407,614 potentially dilutive shares from convertible debt.

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

	Total Fair Value at June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$191,306	$—	$—	$191,306

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$152,014	$—	$—	$152,014

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

Warranties

Up until December 31, 2024, the Company was selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. As of June 30, 2025, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of June 30, 2025 and December 31, 2024, all the accounts receivable balance is due from one customer. As of June 30, 2025 and December 31, 2024,  management has determined that an allowance for doubtful account is required of $9,741 and $7,000, respectively, for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of June 30, 2025 and December 31, 2024, there is $0 and $9,050 deposits for inventory for parts to be used in the assembly of our Deltawave CPAP machines. As of June 30, 2025, there is $19,835 of inventory of our Deltawave CPAP machines. No impairment expense was recognized for the periods ended June 30, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $15,644,016 at June 30, 2025, had a net loss of $373,260 and net cash used in operating activities of $251,368 for the period ended June 30, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. During the second quarter of 2025 we have begun to sell and add to our inventory of the the DeltaWave. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	June 30, 2025	December 31, 2024
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	86,205	86,205
Less: accumulated depreciation	(147,559)	(133,332)
Fixed assets, net	$59,582	$73,809

Depreciation expense

Depreciation expense for the six months ended June 30, 2025 and 2024 was $14,227 and $53,645, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On November 18, 2024, the Company issued a 10% Convertible Promissory Note for $116,600 to 1800 Diagonal. The Note includes an OID of $16,600 and matures on August 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $116,600 ($16,600 OID, $100,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock as of June 30, 2025.

On January 2, 2025, the Company issued a 10% Convertible Promissory Note for $61,600 to 1800 Diagonal. The Note includes an OID of $11,600 and matures on October 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $61,600 ($11,600 OID, $50,000 from derivative) to be amortized over the term of the loan. As of June 30, 2025, there is $61,600 and $3,038 of principal and interest, respectively, due on the loan.

During the six months ended June 30, 2025, $36,837 was amortized to interest expense. The debt discount balance as of June 30, 2025, is $24,763.

On February 7, 2025, the Company issued a 10% Convertible Promissory Note for $66,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,000 and matures on November 15, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $66,000 ($12,000 OID, $54,000 from derivative) to be amortized over the term of the loan. As of June 30, 2025, there is $66,000 and $2,604 of principal and interest, respectively, due on the loan.

During the six months ended June 30, 2025, $33,822 was amortized to interest expense. The debt discount balance as of June 30, 2025, is $32,178.

On March 17, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on December 31, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of June 30, 2025, there is $62,700 and $1,821 of principal and interest, respectively, due on the loan.

During the six months ended June 30, 2025, $22,997 was amortized to interest expense. The debt discount balance as of June 30, 2025, is $37,703.

On June 10, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on March 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of June 30, 2025, there is $62,700 and $361 of principal and interest, respectively, due on the loan.

During the six months ended June 30, 2025, $13,933 was amortized to interest expense. The debt discount balance as of June 30, 2025, is $48,767.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	207,350
Decrease to derivative due to conversion/repayments	(28,269)
Derivative gain due to mark to market adjustment	(27,067)
Balance at December 31, 2024	$152,014
Increase to derivative due to new issuances	322,653
Decrease to derivative due to conversion/repayments	(66,603)
Derivative gain due to mark to market adjustment	(216,758)
Balance at June 30, 2025	$191,306

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of June 30, 2025 is as follows:

Inputs	June 30, 2025	Initial Valuation
Stock price	$0.0098	$0.0076 - 0.0114
Conversion price	$0.0058 – 0.0062	$0.0039 - 0.007
Volatility (annual)	102.17 – 116.88%	105.7 – 116.9%
Risk-free rate	4.13 – 4.36%	4.28 - 4.44%
Dividend rate	—	—
Years to maturity	0.33 - .75	.75

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood is to be compensated $9,000 per month. As of June 30, 2025 and December 31, 2024, there is $0 and $0 of accrued compensation, respectively, due to Mr. Wood. During the six months ended June 30, 2025 and 2024, cash payments of $60,000 and $56,000, respectively, were paid to Mr. Wood. As of June 30, 2025 and December 31, 2024, there is $0 and $7,500 of prepaid compensation expense for Mr. Wood, respectively.

As of June 30, 2025 and December 31, 2024, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the six months ended June 30, 2025 and 2024, the Company made cash payments to Mr. Lane of $7,000 and $0, respectively.

During the six months ended June 30, 2025 and 2024, the Company paid $20,000 and $14,100, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

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

Asset	Balance Sheet Classification	June 30, 2025	December 31, 2024
Operating lease asset	Right of use asset	$—	$16,154
Total lease asset		$—	$16,154

Liability
Operating lease liability – current portion	Current operating lease liability	$—	$9,136
Operating lease liability – noncurrent portion	Long-term operating lease liability	—	—
Total lease liability		$—	$9,136

The operating lease expense for the above agreement for the six months ended June 30, 2025, was $24,891 which consisted of amortization expense of $24,082 and interest expense of $809.

The operating lease expense for the above agreement for the six months ended June 30, 2024, was $28,909 which consisted of amortization expense of $26,358 and interest expense of $2,551.

The Company entered into a Lease Agreement (the “Lease”) with Tuck property, LLC (the “Lessor”), effective June 1, 2025, relating to approximately 1,600 square feet of property located at 3222 W. Highway 84, Blackshear, GA. The term of the Lease is for twenty-four (24) months commencing June 1, 2025. The monthly base rent, including tax is $1,600.

Asset	Balance Sheet Classification	June 30, 2025
Operating lease asset	Right of use asset	$35,022
Total lease asset		$35,022

Liability
Operating lease liability – current portion	Current operating lease liability	$18,613
Operating lease liability – noncurrent portion	Long-term operating lease liability	16,409
Total lease liability		$35,022

Lease obligation at June 30, 2025 consisted of the following:

For the year ended December 31:
2025	$9,600
2026	19,200
2027	8,000
Total payments	36,800
Amount representing interest	(1,778)
Lease obligation, net	35,022
Less current portion	(18,613)
Lease obligation – long term	$16,409

The operating lease expense for the above agreement for the six months ended June 30, 2025, was $1,600 which consisted of amortization expense of $1,593 and interest expense of $152.

NOTE 8 – WARRANTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	15,000,000	$0.012	2.96	52,500
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	15,000,000	$0.012	1.96	$—
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	(15,000,000)	$—	—
Outstanding, June 30, 2025	—	$—	—	$—

NOTE 9 – COMMON STOCK TRANSACTIONS

On March 13, 2025, the Company issued 11,768,934 shares of common stock for a cashless exercise of 15,000,000 warrants held by Quick Capital LLC.

During the six months ended June 30, 2025, 1800 Diagonal converted $116,600 and $5,830 of principal and interest, respectively, into 22,460,270 shares of common stock.

NOTE 10 – PREFERRED STOCK

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

NOTE 11 - SEGMENT REPORTING

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were available to be issued and has determined that there are the following material subsequent event to disclose in these unaudited financial statements.

Subsequent to June 30, 2025, 1800 Diagonal converted $18,000 of principal into 3,130,434 shares of common stock.

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

Results of Operations

The three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues

During the three months ended June 30, 2025, we recognized revenue and cost of goods for the sale of the DeltaWave of $4,824 and $600 respectively. For the three months ended June 30, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $27,594 and $5,940 respectively. We stopped selling our CPAP machines at the end of 2024 and started selling the DeltaWave in 2025.

Operating Expenses

Professional fees were $27,750 and $56,715 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $28,965 or 51.1%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of legal fees of $21,450, accounting fees of $5,500 and audit fees of $2,015.

Compensation expense was $24,000 and $24,000 for the three months ended June 30, 2025 and 2024, respectively. Compensation is paid to our CEO.

Development expenses were $1,500 and $132,020 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $130,520 or 98.9%. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $1,600 and $22,016 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $20,412 or 92.7%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expenses (“G&A”) were $81,926 and $83,768 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1,842 or 2.2%.

Other Expenses

The total other expense of $155,220, for the three months ended June 30, 2025, included $143,635 for interest expense, of which $135,747 was for the amortization of debt discount, a loss on the issuance of convertible debt of $32,787, and a loss on conversion of debt of $54,133. These losses were offset by a $75,335 gain on the change in fair value of derivatives. The total other income of $71,266 for the three months ended June 30, 2024, included $32,932 for interest expense, of which $29,719 was for the amortization of debt discount. We also recognized a gain on the change in the fair value of derivatives of $104,198.

Net Loss

For the three months ended June 30, 2025, we had a net loss of $287,772 as compared to a net loss of $225,599 for the three months ended June 30, 2024.

The six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues

During the six months ended June 30, 2025, we recognized revenue and cost of goods for the sale of the DeltaWave of $4,824 and $600 respectively. For the six months ended June 30, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $85,475 and $19,530, respectively. In 2025 we stopped selling our CPAP machines and started selling the DeltaWave.

Operating Expenses

Professional fees were $35,550 and $64,685 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $29,135 or 45%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of legal fees of $28,120, contributing to most of the decrease period over period.

Compensation expense was $51,000 and $48,000 for the six months ended June 30, 2025 and 2024, respectively, an increase of $3,000 or 6.3%. Compensation is paid to our CEO and was increased in the current period.

Development expenses were $18,700 and $156,020 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $137,320 or 88%. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $26,491 and $50,924 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $24,433 or 48%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expenses (“G&A”) were $136,350 and $167,396 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $31,046 or 18.5%. The decrease is primarily due to a decrease of investor relations expenses of approximately $21,000 and depreciation expenses of approximately $39,000. These deceases were offset by an increase of computer related expenses of $11,000 and other office expenses of $14,000.

Other Expenses

The total other expense of $373,260, for the six months ended June 30, 2025, included $219,967 for interest expense, of which $206,485 was for the amortization of debt discount, a loss on the issuance of convertible debt of $118,654, and a loss on conversion of debt of $54,133. These losses were offset by a $283,361 gain on the change in fair value of derivatives. The total other expense of $57,099 for the six months ended June 30, 2024, included $60,911 for interest expense, of which $54,485 was for the amortization of debt discount. We also recognized a gain on the change in fair value of derivatives of $3,812.

Net Loss

For the six months ended June 30, 2025, we had a net loss of $373,260 as compared to a net loss of $478,179 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2025, was $251,368 compared to $265,373 of cash used in operating activities for the six months ended June 30, 2024.

Cash Flows from Financing

For the six months ended June 30, 2025, we received $204,000 for the issuance of convertible notes payable. For the six months ended June 30, 2024, we received $125,000 for the issuance of a convertible note payable and $120,000 from the sale of common stock.

Going Concern

As of June 30, 2025, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
10.1	Convertible Note Payable, 1800 Diagonal Lending LLC, June 10, 2025
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)