Form 10-Q
period 2025-09-30
RemSleep Holdings Inc.
filed 2025-11-19
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 18, 2025, there were 1,617,658,094 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$343,948	$463,343
Accounts receivable, net of allowance of $9,741 and $7,000, respectively	—	2,741
Other assets	6,250	9,100
Prepaid – related party	—	7,500
Inventory	22,470	—
Deposit on inventory	—	9,050
Total current assets	372,668	491,734

Other asset	10,000	10,000
Right of use asset	30,642	16,154
Property and equipment, net	50,755	73,809

Total Assets	$464,065	$591,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$14,000	$30,000
Accrued compensation	46,000	46,000
Convertible notes payable, net of $70,976 and $100,162 debt discount, respectively	68,124	16,438
Accrued interest	8,242	1,406
Derivative liability	47,717	152,014
Operating lease liability – current portion	18,382	9,136
Total current liabilities	202,465	254,994
Operating lease liability – net of current portion	12,260	—
Total Liabilities	214,725	254,994

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 2,000,000 issued and outstanding, respectively	4,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,608,603,773 and 1,523,620,126 shares issued and outstanding, respectively	1,608,603	1,523,619
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	16,682,107	14,171,048
Accumulated Deficit	(17,956,162)	(15,270,756)
Total Stockholders’ Equity (Deficit)	249,340	336,703

Total Liabilities and Stockholders’ Equity (Deficit)	$464,065	$591,697

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$7,454	$37,260	$12,278	$122,735
Cost of goods sold	(28)	(58,560)	(628)	(78,090)
Gross margin	$7,426	$(21,300)	$11,650	$44,645

Operating Expenses:
Professional fees	$11,750	$22,680	$47,300	$87,365
Compensation expense – related party	2,197,000	49,000	2,248,000	105,000
Development expense	—	40,775	18,700	196,795
Lease expense	4,968	18,255	31,459	69,179
General and administrative	76,977	42,105	213,327	201,501

Total operating expenses	2,290,695	172,815	2,558,786	659,840

Loss from operations	(2,283,269)	(194,115)	(2,547,136)	(615,195)

Other income (expense):
Interest expense	(130,133)	(64,392)	(350,100)	(125,303)
Loss on disposal of fixed assets	—	(85,893)	—	(85,893)
Loss on issuance of convertible debt	—	—	(118,654)	—
(Loss) gain on conversion of debt	(47,271)	14,270	(101,404)	14,270
Early payment penalty	—	(16,574)	—	(16,574)
Change in fair value of derivative	148,527	68,795	431,888	72,607
Total other expense	(28,877)	(83,794)	(138,270)	(140,893)

Loss before income taxes	(2,312,146)	(277,909)	(2,685,406)	(756,088)

Provision for income taxes	—	—	—	—

Net Loss	$(2,312,146)	$(277,909)	$(2,685,406)	$(756,088)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,577,123,665	1,511,435,187	1,549,248,223	1,482,015,097

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,523,620,126	$1,523,619	$(94,708)	$14,171,048	$(15,270,756)	$336,703
Common stock issued for warrants	—	—	—	—	—	—	11,768,934	11,769	—	(11,769)	—	—
Net Loss	—	—	—	—	—	—		—	—	—	(85,488)	(85,488)
Balance, March 31, 2025	5,000,000	5,000	500,000	500	2,000,000	2,000	1,535,389,060	1,535,388	(94,708)	14,159,279	(15,356,244)	251,215
Common stock issued for debt	—	—	—	—	—	—	22,460,270	22,460	—	154,103	—	176,563
Net Loss	—	—	—	—	—	—		—	—	—	(287,772)	(287,772)
Balance, June 30, 2025	5,000,000	5,000	500,000	500	2,000,000	2,000	1,557,849,330	1,557,848	(94,708)	14,313,382	(15,644,016)	140,006
Stock issued for services – related party	—	—	—	—	2,000,000	2,000	—	—	—	2,158,000	—	2,160,000
Common stock issued for debt	—	—	—	—	—	—	50,754,443	50,755	—	210,725	—	261,480
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,312,146)	(2,312,146)
Balance, September 30, 2025	5,000,000	$5,000	500,000	$500	4,000,000	$4,000	1,608,603,773	$1,608,603	$(94,708)	$16,682,107	$(17,956,162)	$249,340

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Net Loss	—	—	—	—	—	—	—	—	—	—	(252,580)	(252,580)
Balance, March 31, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,461,616,601	1,461,615	(94,708)	13,749,052	(14,445,339)	678,120
Common stock sold for cash	—	—	—	—	—	—	20,839,342	20,840	—	99,160	—	120,000
Net Loss	—	—	—	—	—	—	—	—	—	—	(225,599)	(225,599)
Balance, June 30, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,482,455,943	1,482,455	(94,708)	13,848,212	(14,670,938)	572,521
Common stock issued for debt	—	—	—	—	—	—	5,000,000	5,000	—	59,000	—	64,000
Common stock sold for cash	—	—	—	—	—	—	30,669,677	30,669	—	244,331	—	275,000
Net Loss	—	—	—	—	—	—		—	—	—	(277,909)	(277,909)
Balance, September 30, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,518,125,620	$1,518,124	$(94,708)	$14,151,543	$(14,948,847)	$633,612

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,685,406)	$(756,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,054	63,449
Change in fair value of derivative	(431,888)	(72,607)
Loss on issuance of convertible debt	118,654	—
Loss on conversion of debt	101,404	—
Discount amortization	328,868	118,877
Operating lease expense	7,018	(9,001)
Preferred stock issued for services – related parties	2,160,000	—
Loss on disposal of fixed assets	—	85,893
Gain on conversion	—	(14,270)
Bad debt expense	2,741	—
Changes in Operating Assets and Liabilities:
Accounts receivable	—	(7,269)
Prepaids and other assets	10,350	(7,790)
Inventory	(22,470)	69,040
Deposit on inventory	9,050	—
Accounts payable	(16,000)	6,580
Deferred revenue	—	—
Accrued compensation – related party	—	(14,500)
Accrued interest	21,230	—
Net cash used by operating activities	(373,395)	(537,686)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(73,700)
Net cash used by investing activities	—	(73,700)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	254,000	125,000
Repayment of convertible note payable	—	(93,000)
Proceeds from the sale of common stock	—	395,000
Net cash provided by financing activities	254,000	427,000

Net change in cash	(119,395)	(184,386)
Cash at beginning of the period	463,343	719,100
Cash at end of the period	$343,948	$534,714

Supplemental cash flow information:
Interest paid in cash	$—	$6,426
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$70,976	$64,392
Common stock issued for note payable principal, accrued interest and fees	$315,910	$—

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBR 30, 2025

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2024. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of September 30, 2025, and the results of its operations and cash flows for the nine months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2025.

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of September 30, 2025 and December 31, 2024, the Company had $93,948 and $213,343 above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the periods ended September 30, 2025 and December 31, 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three and nine months ended September 30, 2025.

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

As of September 30, 2025, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 1,200,000,000 from Series C preferred stock and approximately 63,243,000 potentially dilutive shares from convertible debt.

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

	Total Fair Value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$47,717	$—	$—	$47,717

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$152,014	$—	$—	$152,014

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

Warranties

Up until December 31, 2024, the Company was selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. As of September 30, 2025, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of September 30, 2025 and December 31, 2024, all the accounts receivable balance is due from one customer. As of September 30, 2025 and December 31, 2024,  management has determined that an allowance for doubtful account is required of $9,741 and $7,000, respectively, for amounts that may not be collectible.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of September 30, 2025 and December 31, 2024, there is $0 and $9,050 deposits for inventory for parts to be used in the assembly of our Deltawave CPAP machines. As of September 30, 2025, there is $22,470 of inventory of our Deltawave CPAP machines. No impairment expense was recognized for the periods ended September 30, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $17,956,162 at September 30, 2025, had a net loss of $2,685,406 and net cash used in operating activities of $373,395 for the period ended September 30, 2025. $2,160,000 of our net loss was a non-cash expense for the issuance of preferred stock for services. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. During the second quarter of 2025 we began to sell and add to our inventory of the the DeltaWave. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	September 30, 2025	December 31, 2024
Furniture/fixtures	$39,746	$39,746
Office equipment	43,780	43,780
Automobile	37,410	37,410
Tooling/Molds	86,205	86,205
Less: accumulated depreciation	(156,386)	(133,332)
Fixed assets, net	$50,755	$73,809

Depreciation expense

Depreciation expense for the nine months ended September 30, 2025 and 2024 was $23,054 and $63,449, respectively. Depreciation expense is included in general and administrative expenses on the Statement of Operations.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On November 18, 2024, the Company issued a 10% Convertible Promissory Note for $116,600 to 1800 Diagonal. The Note includes an OID of $16,600 and matures on August 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $116,600 ($16,600 OID, $100,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the quarter ended June 30, 2025.

On January 2, 2025, the Company issued a 10% Convertible Promissory Note for $61,600 to 1800 Diagonal. The Note includes an OID of $11,600 and matures on October 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $61,600 ($11,600 OID, $50,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the quarter ended September 30, 2025.

On February 7, 2025, the Company issued a 10% Convertible Promissory Note for $66,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,000 and matures on November 15, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $66,000 ($12,000 OID, $54,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the quarter ended September 30, 2025.

On March 17, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on December 31, 2025. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of September 30, 2025, there is $13,700 and $3,287 of principal and interest, respectively, due on the loan.

During the nine months ended September 30, 2025, $58,557 was amortized to interest expense. The debt discount balance as of September 30, 2025, is $4,143.

On June 10, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on March 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of September 30, 2025, there is $62,700 and $1,941 of principal and interest, respectively, due on the loan.

During the nine months ended September 30, 2025, $34,833 was amortized to interest expense. The debt discount balance as of September 30, 2025, is $27,867.

On August 15, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on May 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the issue date, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of September 30, 2025, there is $62,700 and $790 of principal and interest, respectively, due on the loan.

During the nine months ended September 30, 2025, $9,900 was amortized to interest expense. The debt discount balance as of September 30, 2025, is $52,800.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	207,350
Decrease to derivative due to conversion/repayments	(28,269)
Derivative gain due to mark to market adjustment	(27,067)
Balance at December 31, 2024	$152,014
Increase to derivative due to new issuances	381,448
Decrease to derivative due to conversion/repayments	(53,857)
Derivative gain due to mark to market adjustment	(431,888)
Balance at September 30, 2025	$47,717

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of September 30, 2025 is as follows:

Inputs	September 30, 2025	Initial Valuation
Stock price	$0.0023	$0.0076 – 0.0114
Conversion price	$0.0023 – 0.0025	$0.0039 – 0.007
Volatility (annual)	115.61 – 117.66%	105.7 – 116.9%
Risk-free rate	3.34 – 4.02%	4.28 – 4.44%
Dividend rate	—	—
Years to maturity	0.25 – .66	.75

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood is to be compensated $9,000 per month. As of September 30, 2025 and December 31, 2024, there is $0 and $0 of accrued compensation, respectively, due to Mr. Wood. During the nine months ended September 30, 2025 and 2024, cash payments of $82,500 and $72,000, respectively, were paid to Mr. Wood. As of September 30, 2025 and December 31, 2024, there is $0 and $7,500 of prepaid compensation expense for Mr. Wood, respectively.

On September 9, 2025, the Company issued 1,600,000 shares of Series C preferred stock to Mr. Wood for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025 of $0.0036, for total non-cash expense of $1,728,000.

On September 9, 2025, the Company issued 400,000 shares of Series C preferred stock to Anita Michaels, the sister of Mr. Wood, for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025 of $0.0036, for total non-cash expense of $432,000.

As of September 30, 2025 and December 31, 2024, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the nine months ended September 30, 2025 and 2024, the Company made cash payments to Mr. Lane of $7,000 and $0, respectively.

During the nine months ended September 30, 2025 and 2024, the Company paid $32,500 and $22,100, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

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

Asset	Balance Sheet Classification	September 30, 2025	December 31, 2024
Operating lease asset	Right of use asset	$—	$16,154
Total lease asset		$—	$16,154

Liability
Operating lease liability – current portion	Current operating lease liability	$—	$9,136
Operating lease liability – noncurrent portion	Long-term operating lease liability	—	—
Total lease liability		$—	$9,136

The operating lease expense for the above agreement for the nine months ended September 30, 2025, was $24,891 which consisted of amortization expense of $24,082 and interest expense of $809.

The operating lease expense for the above agreement for the nine months ended September 30, 2024, was $28,909 which consisted of amortization expense of $26,358 and interest expense of $2,551.

The Company entered into a Lease Agreement (the “Lease”) with Tuck property, LLC (the “Lessor”), effective June 1, 2025, relating to approximately 1,600 square feet of property located at 3222 W. Highway 84, Blackshear, GA. The term of the Lease is for twenty-four (24) months commencing June 1, 2025. The monthly base rent, including tax is $1,600.

Asset	Balance Sheet Classification	September 30, 2025
Operating lease asset	Right of use asset	$30,642
Total lease asset		$30,642

Liability
Operating lease liability – current portion	Current operating lease liability	$18,382
Operating lease liability – noncurrent portion	Long-term operating lease liability	12,260
Total lease liability		$30,642

Lease obligation at September 30, 2025 consisted of the following:

For the year ended December 31:
2025	$4,800
2026	19,200
2027	8,000
Total payments	32,000
Amount representing interest	(1,358)
Lease obligation, net	30,642
Less current portion	(18,382)
Lease obligation – long term	$12,260

The operating lease expense for the above agreement for the nine months ended September 30, 2025, was $6,906 which consisted of amortization expense of $6,334 and interest expense of $572.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	15,000,000	$0.012	2.96	52,500
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2024	15,000,000	$0.012	1.96	$—
Issued	—	$—	—
Cancelled	—	$—	—
Exercised	(15,000,000)	$—	—
Outstanding, September 30, 2025	—	$—	—	$—

NOTE 9 – COMMON STOCK TRANSACTIONS

On March 13, 2025, the Company issued 11,768,934 shares of common stock for a cashless exercise of 15,000,000 warrants held by Quick Capital LLC.

During the nine ended September 30, 2025, 1800 Diagonal converted $296,200 and $12,210 of principal and interest, respectively, into 73,214,713 shares of common stock.

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

On September 9, 2025, the Company issued 1,600,000 shares of Series C preferred stock to Mr. Wood for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025 of $0.0036, for total non-cash expense of $1,728,000.

On September 9, 2025, the Company issued 400,000 shares of Series C preferred stock to Anita Michaels, the sister of Mr. Wood, for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025 of $0.0036, for total non-cash expense of $432,000.

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

Subsequent to September 30, 2025, 1800 Diagonal converted $18,335 of principal into 9,054,321 shares of common stock.

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

Results of Operations

The three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues

During the three months ended September 30, 2025, we recognized revenue and cost of goods for the sale of the DeltaWave of $7,454 and $28 respectively. For the three months ended September 30, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $37,260 and $58,560 respectively. We stopped selling our CPAP machines at the end of 2024 and started selling the DeltaWave in 2025.

Operating Expenses

Professional fees were $11,750 and $22,680 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $10,930 or 48.2%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of legal fees of $10,150, accounting for most of the decrease.

Compensation expense was $2,197,000 and $49,000 for the three months ended September 30, 2025 and 2024, respectively. Compensation is paid to our CEO and it has been increased in 2025. In addition, in the Current period we issued 1,600,000 and 400,000 shares of Series C preferred stock to our CEO and the sister of the CEO, respectively, for a non-cash expense of $2,160,000.

Development expenses were $0 and $40,775 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $40,774. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $4,968 and $18,255 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $13,287 or 72.8%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expenses (“G&A”) were $76,977 and $42,105 for the three months ended September 30, 2025 and 2024, respectively, an increase of $34,872 or 82.2%. Our largest G&A expense and increases for those expenses in the current period are $12,000 for contractor expenses and $15,000 for selling expense for payments to outside sales people.

Other Expenses

The total other expense of $28,877, for the three months ended September 30, 2025, included $130,133 for interest expense, of which $123,301 was for the amortization of debt discount and a loss on conversion of debt of $47,271. These losses were offset by a $148,527 gain on the change in fair value of derivatives The total other expense of $83,794 for the three months ended September 30, 2024, included $64,392 for interest expense, for the amortization of debt discount, a loss on the disposal of fixed assets of $85,893, a gain on conversion of debt of $14,270, and an early payment penalty of $16,574. We also recognized a gain on the change in the fair value of derivatives of $68,795.

Net Loss

For the three months ended September 30, 2025, we had a net loss of $2,312,146 as compared to a net loss of $277,909 for the three months ended September 30, 2024. The $2,034,237 increase to our net loss is due to the reasons discussed above.

The nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues

During the nine months ended September 30, 2025, we recognized revenue and cost of goods for the sale of the DeltaWave of $12,278 and $628 respectively. For the nine months ended September 30, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $122,735 and $78,090, respectively. In 2025 we stopped selling our CPAP machines and started selling the DeltaWave.

Operating Expenses

Professional fees were $47,300 and $87,365 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $40,065 or 45.9%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of legal fees of $38,270, contributing to most of the decrease period over period.

Compensation expense was $2,248,000 and $105,000 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $2,143,000. Compensation is paid to our CEO and it has been increased in 2025. In addition, in the Current period we issued 1,600,000 and 400,000 shares of Series C preferred stock to our CEO and the sister of the CEO, respectively, for a non-cash expense of $2,160,000.

Development expenses were $18,700 and $196,795 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $178,095 or 90.5%. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $31,459 and $69,179 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $37,720 or 54.5%. In the current period we have a new, less expensive lease, in a new location.

G&A expenses were $213,327 and $201,501 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $11,826 or 5.9%. Are largest G&A expense and increases for those expenses in the current period are $20,250 for contractor expenses, $15,000 for selling expense for payments to outside sales people, $12,500 of computer related expenses and $31,500 for consulting and selling expense. These increases are offset by a decrease of investor relations expenses of approximately $33,000 and depreciation expenses of approximately $40,000.

Other Expenses

The total other expense of $138,270, for the nine months ended September 30, 2025, included 350,100 for interest expense, of which $331,053 was for the amortization of debt discount, a loss on the issuance of convertible debt of $118,654, and a loss on conversion of debt of $101,404. These losses were offset by a $431,888 gain on the change in fair value of derivatives. The total other expense of $140,893 for the nine months ended September 30, 2024, included $125,303 for interest expense, $118,877 was for the amortization of debt discount, a loss on the disposal of fixed assets of $85,893, a gain on conversion of debt of $14,270, and an early payment penalty of $16,574. We also recognized a gain on the change in the fair value of derivatives of $72,607.

Net Loss

For the nine months ended September 30, 2025, we had a net loss of $2,685,406 as compared to a net loss of $756,088 for the nine months ended September 30, 2024. The $1,929,318 increase to our net loss is due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the nine months ended September 30, 2025, was $373,395 compared to $537,686 of cash used in operating activities for the nine months ended September 30, 2024.

Cash Flows from Investing

We had no investing activity for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, we used $73,700 for the purchase of equipment and tooling.

Cash Flows from Financing

For the nine months ended September 30, 2025, we received $254,000 for the issuance of convertible notes payable. For the nine months ended September 30, 2024, we received $125,000 for the issuance of a convertible note payable, $93,000 of which was paid back with cash, and $395,000 from the sale of common stock.

Going Concern

As of September 30, 2025, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2025, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to a lack of segregation of duties.

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

During the nine ended September 30, 2025, 1800 Diagonal converted $296,200 and $12,210 of principal and interest, respectively, into 73,214,713 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
10.1	Convertible Note Payable, 1800 Diagonal Lending LLC, August 15, 2025
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS, INC.

Date: November 19, 2025	By:	/s/ Thomas J. Wood
Thomas J. Wood
Chief Executive Officer and Director (Principal Executive Officer) (Principal Financial and Accounting Officer)