Form 10-K
period 2025-12-31
RemSleep Holdings Inc.
filed 2026-04-15
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3222 HWY 84 Suite 101 Blackshear, GA 31516

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	RMSL	OTCID

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $14,719,113 based on 1,501,950,290 non-affiliate shares outstanding at $.0098 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 10, 2026, there were 1,694,610,123 shares of the issuer’s common stock outstanding.

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

Our former CEO invented our DeltaWave CPAP interface (the “DeltaWave”) as an innovative new device to treat patients with sleep apnea. Our patented DeltaWave product is a nasal-pillows type interface that will result in better comfort and, therefore, better compliance since it was specifically designed with unique airflow characteristics to enable patients with sleep apnea to breathe normally. A survey that appeared in DME Business found that 89% of patients stated that mask-interface comfort was their primary concern. The primary issue that we have addressed with the DeltaWave is the “work of breathing” component. We believe that our DeltaWave is designed to effectively address the stubborn issues that continue to affect a patient’s ability to comply with treatment, as follows:

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

Marketing

We plan to market the DeltaWave product in the U.S., as follows:

●	Market to Durable Medical Equipment providers

●	Market to sleep physicians and sleep labs

●	Secure agreement(s) with hospital distributors for acute care sales

●	Secure agreements with Internet retailers for online sales

●	Market DeltaWave through multimedia advertisement campaign

●	Market and generate brand awareness and demand through our website supplemented by search engine optimization,

●	Disseminate press releases to media outlets and publications that reach sleep medical practices and DME managers/distributors, including trade publications like Sleep Medicine, Sleep Review, Sleep, The Sleep Magazine

●	Attend sleep and healthcare, respiratory industry trade shows

All of the foregoing is contingent upon adequate financing.

Target Market

Our target market includes:

●	Durable Medical Equipment providers

●	Hospitals and acute care facilities

●	Sleep labs

●	Physicians, sleep and neurology

●	Medical associations, such as the American Academy of Sleep Medicine and the American Sleep Association

We expect that most of our revenue will be through durable medical equipment providers and hospital target market.

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

Competition

The sleep apnea devices market is highly consolidated, with primary competitors being:

●	ResMed

●	Philips Respironics

●	Fisher & Paykel Healthcare

●	React Health

●	Innogen

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

Any devices we manufacture and distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. As a medical device manufacturer, our manufacturing facilities are subject to inspection on a routine basis by the FDA. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all phases of the design and manufacturing process. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions. We believe that our design, manufacturing and quality control procedures are in compliance with the FDA’s regulatory requirements.

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

Employees

We have two employees: Jeffrey Marshall, Chief Executive Officer, and Anita Michaels, Chief Operating Officer. All other services are provided by independent contractors. Personnel will be added on an as-needed basis and based on available funds.

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

One of the key functions of our Board of Directors is informed oversight of our various processes for managing risk. An overall review of risk is inherent in our Board of Directors’ ongoing consideration of our long-term strategies, transactions and other matters presented to and discussed by the Board of Directors. This includes a discussion of the likelihood and potential magnitude of various risks.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is currently listed to trade on the OTC Markets Group, OTCID tier under the symbol “RMSL”.

At April 10, 2026 there were approximately 157 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, TX 75093.

Recent Issuances of Unregistered Securities

During Q4, 2025, 1800 Diagonal converted $63,700 and $3,635 of principal and interest, respectively, into 50,586,353 shares of common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Nevada corporation formed on June 6, 2007. Our headquarters are in Blackshear, GA. Our focus is on the development and commercialization of innovative and minimally invasive solutions for patients with obstructive sleep apnea. Our officers have decades of sleep-industry experience, including having been employed at sleep industry companies and Durable Medical Equipment Providers. Our goal is to develop sleep products that achieve optimum compliance and comfort for CPAP patients.

Since December 2025, REMSleep Holdings has achieved significant milestones to enable full launch of the DeltaWave Nasal Pillow System. In January 2026, we received an updated FDA 510K approval that significantly broadens DeltaWave's indicated use beyond home-based CPAP therapy to include institutional settings and a wider range of patient populations. Additionally, we created new configurations and resupply SKUs and were granted coding through Pricing, Data Analysis, and Coding (PDAC) giving approval for Medicare reimbursement of the entire product line. REMSleep Holdings Inc. announced the commercial launch of DeltaWave product line on February 24, 2026.

The nationwide sales team is meeting with customers to introduce the product. The average sales cycle for a Durable Medical Equipment company to onboard a new device is 3 months. The sales cycle includes sampling of product, training all staff that would deploy the device to patients and incorporating into their ERP their system. The initial customer reaction is positive, and all activities are underway building a funnel that will enable full success of DeltaWave and REMSleep Holdings Inc. We expect that we will start to see sales ramping up in Q2 2026. We are in negotiation with a key hospital distributor to lead the launch of DeltaWave to hospitals and institutions throughout the United States.

DeltaWave is positioned as a rescue mask for patients at risk of CPAP failure. Clinical evidence shows that approximately 30% of patients underwent a mask switch in the first year of therapy* Our strategy is to gain acceptance in the clinical community by rescuing more patients from failure. Once we prove our technology then it will open the new patient start segment. The patented Direct Airflow Technology affects both inhalation by minimizing the “jetting” feeling making CPAP pressure feel greater to patients, and exhalation with decrease of resistance that eases the feeling of breathing out against CPAP pressure enabling a more carbon dioxide evacuation. This unique technology differentiates the DeltaWave solution from all other nasal pillow systems on the market. As sales start to build, we hope to kick off formal clinical user preference trial later this year.

*	Mask Switching & Year-One Change Rates (2025)

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

During the year ended December 31, 2025, we recognized revenue and cost of goods for the sale of the DeltaWave of $16,721 and $12,707 respectively. For the year ended December 31, 2024, we recognized revenue and cost of goods for the sale of our CPAP machines of $117,185 and $99,147, respectively. In 2025 we stopped selling our CPAP machines and started selling the DeltaWave.

Operating Expenses

Professional fees were $84,300 and $114,865 for the years ended December 31, 2025 and 2024, respectively, a decrease of $30,565, or 26.6%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of legal fees of $38,570. The decrease in legal fees was offset with a $2,000 and $6,005 increase in accounting and audit fees, respectively.

Compensation expense was $2,269,500 and $143,000 for the years ended December 31, 2025 and 2024, respectively, an increase of $2,126,500. Compensation was paid to our former CEO and was increased in 2025. In addition, in the current period we issued 1,600,000 and 400,000 shares of Series C preferred stock to our former CEO and Anita Michaels (COO and chairman and the sister of the former CEO), respectively, for a non-cash expense of $2,160,000.

Development expenses related to our DeltaWave CPAP system was $0 and $187,445 for the years ended December 31, 2025 and 2024, respectively, a decrease of $187,445. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expense was $34,659 and $96,905 for the years ended December 31, 2025 and 2024, respectively, a decrease of $62,246, or 64.2%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expense (“G&A”) were $383,327 and $269,371 for the years ended December 31, 2025 and 2024, respectively, an increase of $113,956 or 42.3%. Our largest G&A expenses and increases for those expenses in the current period are $35,500 for outside salespeople, $12,136 of computer related expenses and $83,487 for consulting. These increases are offset by a decrease of investor relations expenses of approximately $34,000 and depreciation expenses of approximately $38,000.

Other Income (Expense)

Total other expense for the year ended December 31, 2025, was $252,528, which includes interest expense of $388,129 (includes $369,083 amortization of debt discount) and a loss on the issuance of convertible debt of $98,281. These expenses were offset by a gain in change in the fair value of derivatives of $233,882.

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

Net Loss

For the year ended December 31, 2025, we had a net loss of $3,020,300 as compared to a net loss of $1,077,997 for the year ended December 31, 2024.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the year ended December 31, 2025 was $502,829 as compared to $683,057 cash used in operating activities for the year ended December 31, 2024.

Cash Flows from Investing

We did not use or receive any cash for investing activities for the year ended December 31, 2025. Cash used in investing activities for the purchase of equipment and tooling for the year ended December 31, 2024 was $124,700.

Cash Flows from Financing

For the year ended December 31, 2025, we received $254,000 from convertible notes payable. For the year ended December 31, 2024, we received $225,000 from convertible notes payable and repaid $93,000. We also received $420,000 from the sale of common stock.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,291,056 at December 31, 2025, had a net loss of $3,020,300 and net cash used in operating activities of $502,829 for the year ended December 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REMSLEEP HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of REMSleep Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REMSleep Holdings, Inc. (“the Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Refer to note 2 to the financial statements

Description of the Critical Audit Matter

The Company recognizes revenue upon transfer of the promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Factors influencing this determination include control over the goods or services, responsibility for fulfillment, and rights to the revenue generated. Significant judgment may be required by the Company in determining revenue recognition for these transactions, including satisfaction of the performance obligation and proper recognition of revenue.

How the Critical Audit Matter Was Addressed in the Audit.

Our audit procedures related to revenue recognition were included the followings:

●	Evaluated management’s revenue recognition policy including the judgments used in identifying the performance obligations, transaction prices allocated to those performance obligations, and determining the settlement of the identified performance obligations.

●	Performed analytical procedures of revenue and revenue to cash receipt activities throughout the year to determine any unusual fluctuations that would require further testing.

●	Substantively tested revenue recognized against underlying documentation supporting the satisfaction of the performance obligation.

●	Substantively tested revenue recognized at or near yearend against underlying documentation to ensure proper cutoff.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 15, 2026

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$214,514	$463,343
Accounts receivable, net	—	2,741
Other assets	4,375	9,100
Prepaid – related party	—	7,500
Inventory	46,304	—
Deposit on inventory	—	9,050
Total current assets	265,193	491,734

Other asset	10,000	10,000
Right of use asset	26,207	16,154
Property and equipment, net	38,356	73,809

Total Assets	$339,756	$591,697

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$114,761	$30,000
Accrued compensation	46,000	46,000
Convertible note payable, net of $27,701 and $100,162 debt discount, respectively	52,199	16,438
Accrued interest	4,607	1,406
Derivative liability	63,920	152,014
Operating lease liability – current portion	18,154	9,136
Total current liabilities	299,641	254,994
Long Term Liabilities
Operating lease liability – net of current portion	8,053	—
Total Liabilities	307,694	254,994

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 2,000,000 issued and outstanding, respectively	4,000	2,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,659,190,126 and 1,523,620,126 shares issued and outstanding, respectively	1,659,189	1,523,619
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	16,749,137	14,171,048
Accumulated Deficit	(18,291,056)	(15,270,756)
Total Stockholders’ Equity (Deficit)	32,062	336,703

Total Liabilities and Stockholders’ Equity (Deficit)	$339,756	$591,697

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Revenue	$16,721	$117,185
Cost of goods sold	12,707	99,147
Gross margin	$4,014	$18,038

Operating Expenses:
Professional fees	$84,300	$114,865
Compensation expense – related party	2,269,500	143,000
Development expense	—	187,445
Lease expense	34,659	96,905
General and administrative	383,327	269,371

Total operating expenses	2,771,786	811,586

Loss from operations	$(2,767,772)	$(793,548)

Other income (expense):
Interest expense	(388,129)	(143,146)
Loss on disposal of fixed assets	—	(159,593)
Gain on conversion	—	14,270
Early payment penalty	—	(16,574)
Loss on issuance of convertible debt	(98,281)	(6,473)
Change in fair value of derivative	233,882	27,067
Total other expense	(252,528)	(284,449)

Loss before income taxes	(3,020,300)	(1,077,997)

Provision for income taxes	—	—

Net Loss	$(3,020,300)	$(1,077,997)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,567,793,755	1,476,557,436

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2023	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,461,616,601	$1,461,615	$(94,708)	$13,749,052	$(14,192,759)	$930,700
Common stock sold for cash	—	—	—	—	—	—	57,003,525	57,004	—	362,996	—	420,000
Common stock issued for debt	—	—	—	—	—	—	5,000,000	5,000	—	59,000	—	64,000
Net Loss	—	—	—	—	—	—		—	—	—	(1,077,997)	(1,077,997)
Balance, December 31, 2024	5,000,000	5,000	500,000	500	2,000,000	2,000	1,523,620,126	1,523,619	(94,708)	14,171,048	(15,270,756)	336,703
Common stock issued for warrants	—	—	—	—	—	—	11,768,934	11,769	—	(11,769)	—	—
Shares issued for services – related party	—	—	—	—	2,000,000	2,000	—	—	—	2,158,000	—	2,160,000
Common stock issued for debt	—	—	—	—	—	—	123,801,066	123,801	—	431,858	—	555,659
Net Loss	—	—	—	—	—	—		—	—	—	(3,020,300)	(3,020,300)
Balance, December 31, 2025	5,000,000	$5,000	500,000	$500	4,000,000	$4,000	1,659,190,126	$1,659,189	$(94,708)	$16,749,137	$(18,291,056)	$32,062

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(3,020,300)	$(1,077,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35,453	73,834
Preferred stock issued for services – related parties	2,160,000	—
Change in fair value of derivative	(233,882)	(27,067)
Loss on issuance of convertible debt	98,281	6,473
Discount amortization	369,083	135,316
Operating lease expense	7,016	(7,336)
Loss on disposal of fixed assets	—	159,593
Bad debt expense	—	1,410
Gain on conversion	—	(14,270)
Changes in Operating Assets and Liabilities:
Accounts receivable	2,741	4,874
Prepaid compensation – related party	7,500	(7,500)
Prepaids and other assets	4,725	(390)
Inventory	(46,304)	99,147
Deposit on inventory	9,050	(9,050)
Accounts payable	84,762	(7,000)
Accrued compensation – related party	—	(14,500)
Accrued interest	19,046	1,406
Net cash used by operating activities	(502,829)	(683,057)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	(124,700)
Net cash used by investing activities	—	(124,700)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	254,000	225,000
Repayment of convertible note payable	—	(93,000)
Proceeds from the sale of common stock	—	420,000
Net cash provided by financing activities	254,000	552,000

Net change in cash	(248,829)	(255,757)
Cash at beginning of the year	463,343	719,100
Cash at end of the year	$214,514	$463,343

Supplemental cash flow information:
Interest paid in cash	$—	$6,426
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$27,701	$100,162
Common stock issued for note payable principal, accrued interest and fees	$401,445	$—
Exercise of cashless warrants	$—	$—

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount (“FDIC”). As of December 31, 2025 and 2024, the Company had $0 and $213,343 above the FDIC’s $250,000 coverage limit, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2025 and 2024.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the year ended December 31, 2025.

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

Shipping and Handling Costs

Shipping and handling costs consist of expenses incurred to transport products to customers (“outbound freight”) and costs incurred to acquire inventory from suppliers (“inbound freight”). Inbound freight costs incurred to transport inventory from suppliers to the Company’s facilities are capitalized as a component of inventory and are recognized in cost of goods sold when the related inventory is sold. Outbound shipping and handling costs incurred to deliver products to customers are classified as operating expenses within general and administrative Expenses in the accompanying Statements of Operations.

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

As of December 31, 2025, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 1,200,000,000 from Series C preferred stock and 82,101,000 potentially dilutive shares from convertible debt.

As of December 31, 2024, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 600,000,000 from Series C preferred stock and approximately 30,257,949 potentially dilutive shares from convertible debt.

Stock-Based Compensation

We account for equity-based transactions with employees and non-employees under the provisions Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) of ASC Topic 718, “Compensation – Stock Compensation” (“Topic 718”), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in Topic 718.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$63,920	$—	$—	$63,920

	Total Fair Value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$152,014	$—	$—	$152,014

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

Revenue is recognized at the point in time when control of the promised goods transfers to the customer, which occurs upon shipment. Payment terms are net 30 days.

Warranties

Up until December 31, 2024, the Company was selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. As of December 31, 2025, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. The Company estimates credit losses based on the Current Expected Credit Losses (CECL) model as required by ASC 326. The allowance for credit losses is based on a variety of factors, including historical loss experience, current conditions, and reasonable and supportable forecasts of future economic conditions. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when needed. Based on collection experience and periodic reviews of outstanding receivables, the Company determines if it needs to adjust its allowance. As of December 31, 2025, there are no accounts receivable. As of December 31, 2024, all the accounts receivable balance was due from one customer. As of December 31, 2025 and 2024, management has determined that an allowance for doubtful account is required of $0 and $7,000, respectively, for amounts that may not be collectible.

Allowance for Credit Losses

The Company estimates its allowance for credit losses using the Current Expected Credit Loss (CECL) model under ASC 326. The CECL model requires recognition of expected credit losses over the contractual life of financial assets held at the reporting date, considering the nature of debt, industry expectations, current conditions, and reasonable and supportable forecasts.

Financial assets subject to CECL include trade receivables, if any. The Company groups financial assets based on shared risk characteristics and evaluates them collectively. The allowance is measured using a combination of historical activity, industry expectations, adjusted for current economic trends and forward-looking factors such as industry outlook and macroeconomic indicators (e.g., unemployment rate, GDP).

Under CECL, the carrying amount of a financial asset (net of the allowance for credit losses) represents the amount the Company expects to collect. This means that when the CECL estimate is appropriately recorded, the net reported balance of financial assets reflects management’s best estimate of collectible cash flows, based on available and supportable information.

Management reviews the adequacy of the allowance at each reporting period and updates estimates as appropriate. Changes in estimates are recorded in the income statement as a component of credit loss expense.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of December 31, 2025 and 2024, there is $0 and $9,050 deposits for inventory for parts to be used in the assembly of our Deltawave CPAP machines. As of December 31, 2025, there is $46,304 of inventory of our Deltawave CPAP machines.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosure requirements for income taxes, including additional disaggregation of rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The adoption had no impact on the Company’s financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2024-01 - Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, effective for public entities for annual periods beginning after December 15, 2024. This may impact whether profits interest or similar awards are within the scope of ASC 718 and thus could affect compensation expense accounting. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

In October 2024, the FASB issued ASU 2024-04, Debt—Modifications and Extinguishments (Subtopic 470-50): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for induced conversions of convertible debt. The standard is effective for annual periods beginning after December 15, 2025. The Company adopted ASU 2024-04 in the annual financial statements for the year ended December 31, 2025, and for interim periods beginning in 2026. The adoption had no impact on the Company’s financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,291,056 at December 31, 2025, had a net loss of $3,020,300 and net cash used in operating activities of $502,829 for the year ended December 31, 2025. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company received its FDA 510k approval for its DeltaWave product on July 2, 2024. During the second quarter of 2025 we began to sell and add to our inventory of the DeltaWave. The Company will continue to finance its operations through debt and/or equity financing as needed.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	December 31, 2025	December 31, 2024
Furniture/fixtures	$12,065	$39,746
Office equipment	12,404	43,780
Automobile	37,410	37,410
Tooling/Molds	86,205	86,205
Less: accumulated depreciation	(109,728)	(133,332)
Fixed assets, net	$38,356	$73,809

During the year ended December 31, 2025, the Company removed $59,056 of fully depreciated property and equipment from its books.

During the year ended December 31, 2024, the Company wrote off certain molds that were no longer in use, resulting in a loss on disposal of fixed assets of $159,593.

Depreciation expense

Depreciation expense for the years ended December 31, 2025 and 2024 was $35,453 and $73,834, respectively.

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

On November 18, 2024, the Company issued a 10% Convertible Promissory Note for $116,600 to 1800 Diagonal. The Note includes an OID of $16,600 and matures on August 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $116,600 ($16,600 OID, $100,000 from derivative) to be amortized over the one-year term of the loan. This note was converted in full to shares of common stock during the year ended December 31, 2025.

On January 2, 2025, the Company issued a 10% Convertible Promissory Note for $61,600 to 1800 Diagonal. The Note includes an OID of $11,600 and matured on October 30, 2025. The OID includes $6,000 withheld for legal fees. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $61,600 ($11,600 OID, $50,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the year ended December 31, 2025.

On February 7, 2025, the Company issued a 10% Convertible Promissory Note for $66,000 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,000 and matured on November 15, 2025. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $66,000 ($12,000 OID, $54,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the year ended December 31, 2025.

On March 17, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matured on December 31, 2025. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 25% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the year ended December 31, 2025.

On June 10, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on March 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of December 31, 2025, there is $17,200 and $2,211 of principal and interest, respectively, due on the loan.

During the year ended December 31, 2025, $60,733 was amortized to interest expense. The debt discount balance as of December 31, 2025 , is $1,966.

On August 15, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on May 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. As of December 31, 2025, there is $62,700 and $2,371 of principal and interest, respectively, due on the loan.

During the year ended December 31, 2025, $29,700 was amortized to interest expense. The debt discount balance as of December 31, 2025, is $25,734.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2023	—
Increase to derivative due to new issuances	207,350
Decrease to derivative due to conversion/repayments	(28,269)
Derivative gain due to mark to market adjustment	(27,067)
Balance at December 31, 2024	$152,014
Increase to derivative due to new issuances	223,981
Decrease to derivative due to conversion/repayments	(78,193)
Derivative gain due to mark to market adjustment	(233,882)
Balance at December 31, 2025	$63,920

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2025 and 2024 is as follows:

Inputs	December 31 2025	December 31 2024	Initial Valuation
Stock price	$0.0017	$0.0083	$0.008 - 0.0105
Conversion price	$0.00103	$0.0039	$0.0044 - 0.0077
Volatility (annual)	147.28 – 160.92%	111.69%	100.45 – 115.09%
Risk-free rate	3.59 – 3.67%	4.24%	4.12 - 4.32%
Dividend rate	—	—	—
Years to maturity	0.41 – 0.24	0.66	1

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood is to be compensated $9,000 per month. During the years ended December 31, 2025 and 2024, cash payments of $88,500 and $95,000, respectively, were paid to Mr. Wood. As of December 31, 2025 and 2024, there was $0 and $7,500 of prepaid compensation expense for Mr. Wood, respectively.

On September 9, 2025, the Company issued 1,600,000 shares of Series C preferred stock to Mr. Wood for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025, of $0.0036, for total non-cash expense of $1,728,000.

On September 9, 2025, the Company issued 400,000 shares of Series C preferred stock to Anita Michaels, the sister of Mr. Wood, for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025, of $0.0036, for total non-cash expense of $432,000.

As of December 31, 2025 and 2024, there is $46,000 and $46,000 of accrued compensation, respectively, due to Russell Bird, the former Chairman. Effective June 1, 2023, Mr. Bird resigned from all positions with the Company.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the year ended December 31, 2025 and 2024, the Company made cash payments to Mr. Lane of $7,000 and $47,000, respectively. Mr. Lane is no longer employed by the Company.

During the year ended December 31, 2025 and 2024, the Company paid $37,850 and $31,100, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

NOTE 7 – OPERATING LEASES

The Company entered into a Lease Agreement (the “Lease”) with 14175 Icot Blvd, LLC (the “Lessor”), effective May 1, 2022, relating to approximately 9,677 square feet of property located at 14175 Icot Blvd, Clearwater, FL 33760. The term of the Lease was for thirty-six (36) months commencing May 1, 2022. The monthly base rent, including tax was $8,686.71 for the first twelve (12) months increasing thereafter to $9,034.17 for the next 12 months and to $12,287.63 for the last 12 months. The Company paid $69,494 of advanced rent. The advance rent was allocated equally over the first two years of the lease.

During the year ended December 31, 2024, it was agreed that the monthly lease expense would remain at the original $8,686.71.

The Icot Blvd, LLC lease was terminated in February 2025, with no penalties or fees for the early termination.

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), which superseded guidance in ASC 840, Leases. We account for short-term leases, those lasting fewer than 12 months, using the practical expedient as outlined in the guidance, which does not include recording such leases on the balance sheet.

Asset	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating lease asset	Right of use asset	$—	$16,154
Total lease asset		$—	$16,154

Liability
Operating lease liability – current portion	Current operating lease liability	$—	$9,136
Operating lease liability – noncurrent portion	Long-term operating lease liability	—	—
Total lease liability		$—	$9,136

The operating lease expense for the above agreement for the year ended December 31, 2025, was $24,891 which consisted of amortization expense of $24,082 and interest expense of $809.

The operating lease expense for the above agreement for the year ended December 31, 2024, was $96,905 which consisted of amortization expense of $88,653 and interest expense of $8,252.

The Company entered into a New Lease Agreement (the “Lease”) with Tuck property, LLC (the “Lessor”), effective June 1, 2025, relating to approximately 1,600 square feet of property located at 3222 W. Highway 84, Blackshear, GA. The term of the Lease is for twenty-four (24) months commencing June 1, 2025. The monthly base rent, including tax is $1,600.

Asset	Balance Sheet Classification	December 31, 2025
Operating lease asset	Right of use asset	$26,207
Total lease asset		$26,207

Liability
Operating lease liability – current portion	Current operating lease liability	$18,154
Operating lease liability – noncurrent portion	Long-term operating lease liability	8,053
Total lease liability		$26,207

Lease obligation at December 31, 2025 consisted of the following:

For the year ended December 31:
2026	$19,200
2027	8,000
Total payments	27,200
Amount representing interest	(993)
Lease obligation, net	26,207
Less current portion	(18,154)
Lease obligation – long term	$8,053

The operating lease expense for the above agreement for the year ended December 31, 2025, was $11,952 which consisted of amortization expense of $11,016 and interest expense of $936.

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

During the year ended December 31, 2025, 1800 Diagonal converted $369,900, $16,845 and $15,000 of principal, interest and fees, respectively, into 123,801,066 shares of common stock.

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

On September 9, 2025, the Company issued 400,000 shares of Series C preferred stock to Anita Michaels, COO (the sister of Mr. Wood), for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025 of $0.0036, for total non-cash expense of $432,000.

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

The provision for Federal income tax consists of the following December 31:

	2025	2024
Federal income tax benefit attributable to:
Current Operations	$620,000	$226,000
Less: valuation allowance	(620,000)	(226,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$3,827,000	$3,207,000
Less: valuation allowance	(3,827,000)	(3,207,000)
Net deferred tax asset	$-	$-

At December 31, 2025, the Company had net operating loss carry forwards of approximately $7,305,000 that may be offset against future taxable income. NOLs from tax years up to 2017 can be carried forward twenty years. Under the CARES Act, the Company carry forward NOLs indefinitely for NOLs generated in a tax year beginning after 2017, that remain after they are carried back to tax years in the five-year carryback period. No tax benefit has been reported in the December 31, 2025 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The tax computations are as follows:

	December 31, 2025	December 31, 2024
Net losses before taxes	$(3,020,300)	$(1,077,997)
Adjustments to arrive at taxable loss:
Permanent differences:	—	—
Temporary differences:	—	—
Taxable loss	$(3,020,300)	$(1,077,997)

Current Year Taxable loss	$(3,020,300)	$(1,077,997)
NOL carried forward prior year (tax return)	$(4,284,977)	$(3,207,000)
NOL carried forward at period end	$(7,305,277)	$(4,284,977)

Deferred Tax Asset - Federal Rate (21%)	$1,534,0108	$899,845
Deferred Tax Asset - State Rate (5.19%)	$379,144	$222,390
Total Deferred Tax Asset	$1,913,252	$1,122,235

Valuation Allowance	$(1,913,252)	$(1,122,235)
Deferred tax per books	$—	$—

	2025		2024
Expected tax liability (benefit):	$(634,263)	(21)%	$(226,379)	(21)%
Expected tax liability (benefit) State Rate :	(156,754)	(5.19)%	(55,948)	(5.19)%
Permanent differences	$—	—	$—	—
Change in valuation allowance	$791,017	26.19%	$282,327	26.19%
Income tax benefit	$—	0.0%	$—	0.0%

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

On February 26, 2026, Thomas Wood, the Company’s founder, Chairman of the Board of Directors, and Chief Executive Officer passed away.

Effective March 2, 2026, Anita Michaels, the sole surviving member of the Board following Mr. Wood’s passing, COO, and his sister, who, upon his death, inherited his ownership interest in the Company, including his proxy voting rights to the super voting preferred shares acted by written consent in lieu of a meeting to reconstitute the Board. Mrs. Michaels elected herself as Chairman of the Board and appointed Jeffrey Marshall, and Alexander Johnson as directors. Mr. Marshall was also appointed as the new CEO.

On January 27, 2026, the Company issued a 10% Convertible Promissory Note for $68,125 to Quick Capital, LLC. The Note includes an OID of $18,125 and matures nine months after the issue date. The OID includes $4,500 withheld for legal fees. The Note is convertible into shares of common stock, at a 30% discount to the lowest closing bid during the ten days prior to the date of conversion.

On January 2, 2026, 1800 Diagonal converted $17,200 and $3,135 of principal and interest, respectively, into 19,850,000 shares of common stock. The conversion settled the June 10, 2025, note payable in full.

During February 2026, 1800 Diagonal converted $65,700 and $3,135 of principal and interest, respectively, into 15,569,997 shares of common stock. The conversions settled the August 15, 2025, note payable in full.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2025 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The management is responsible for establishing and maintaining adequate internal control over our financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the Internal Control – Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended December 31, 2025, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2025, their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position(s)
Tom Wood (1)	79	Former Chief Executive Officer and Director
Jeffrey Marshall (2)	48	Chief Executive Officer and Director
Anita Michaels (2) (3)	72	Chief Operating Officer, Chairman of the Board
Alexander Johnson (2)	52	Director

(1)	Mr. Wood passed away on February 26, 2026.
(2)	Appointed March 2, 2026
(3)	Anita Michaels, the sole surviving member of the Board following Mr. Wood’s passing, COO, and his sister, who, upon his death, inherited his ownership interest in the Company, including his super voting preferred shares acted by written consent in lieu of a meeting to reconstitute the Board. Mrs. Michaels elected herself as Chairman of the Board and appointed Jeffrey Marshall and Alexander Johnson as directors. The reconstituted Board of Directors thereafter ratified these actions by unanimous written consent on March 2, 2026.

Anita Michaels, Chief Operating Officer and Chairman of the Board

Anita Michaels brings over 40 years of clinical and administrative healthcare experience to the Board. Her career spans multiple disciplines, including surgery, post-operative care, medical-surgical nursing, psychiatric care, and geriatrics. Ms. Michaels has held management and administrative leadership roles across hospital and long-term care settings, including positions as Clinical Nurse Supervisor, Infection Preventionist, Intake Assessment Coordinator, and Director of Nursing. That breadth of clinical operations experience combined with her role as the Company’s majority shareholder following the passing of Thomas Wood positions her well to provide oversight and continuity during this transition period. Ms. Michaels has maintained financial oversight of the Company and will continue to do so as the Company scales its commercial operations under new executive leadership.

Ms. Michaels does not currently serve as a director of any other public company and has no reportable transactions in the Company’s securities. There are no arrangements or understandings between Ms. Michaels and any other person pursuant to which she was elected as Chairman.

Jeffrey Marshall, Chief Executive Officer and Director

Effective March 2, 2026, the Board of Directors appointed Jeffrey Marshall as Chief Executive Officer and as a member of the Board. Mr. Marshall brings extensive industry experience in sales, marketing, business development, and corporate leadership. He is also the founder and operator of HPM Marketing LLC and will continue certain limited outside consulting activities to the extent they do not conflict with his duties to the Company.

Alexander Johnson, Director

Alexander Johnson is a corporate consultant and capital markets advisor with experience guiding companies across the full spectrum of growth from early-stage formation through public market entry and exit. His advisory work spans public company compliance, capital structure optimization, private placements, investor relations, and mergers and acquisitions, with a particular focus on OTC-listed and emerging-growth companies navigating the complexities of Regulation D and Regulation A securities offerings. Mr. Johnson has advised companies on corporate restructuring initiatives, fundraising strategy, and IR/PR programs, and has previously consulted for REMSleep Holdings, Inc. in connection with its capital formation strategy, investor communications, and corporate governance before his appointment to the Board.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors, to the fullest extent, permitted by Nevada law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Officers, directors and ten-percent or greater beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based upon a review of those forms and representations regarding the need for filing for the year ended December 31, 2025, we believe all necessary forms have been filed.

Insider Trading Policies

During the fiscal year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

				Stock	Option	Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Tom Wood (1) (2) (3)	2025	$88,500	$0	$1,728,000	$0	$0	$0	$0	$1,816,500
(former Chief Executive Officer)	2024	$95,000	$0	$0	$0	$0	$0	$0	$95,000
Anita Michaels	2025	$0	$0	$0	$0	$0	$0	$0	$0
Chief Operating Officer
Jonathan B. Lane	2025	$7,000	$0	$0	$0	$0	$0	$0	$7,000
(former Vice President and Chief Technology Officer)	2024	$47,000	$0	$0	$0	$0	$0	$0	$47,000

(1)	Mr. Wood passed away on February 26, 2026.

(2)	On September 9, 2025, the Company issued 1,600,000 shares of Series C preferred stock to Mr. Wood for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025, of $0.0036, for total non-cash expense of $1,728,000.

(3)	As of December 31, 2025, Mr. Wood was the only Director. There was no director compensation paid in the past two fiscal years.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 10, 2026, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner (1)(2)	Shares of Common Stock	Percent of Class
Anita Michaels Chairman (4)	10,250,000	* %
Jeffrey Marshall, Chief Executive Officer	-	-
Alexander Johnson, Director	-	-
Tom Wood, former CEO (3) (5)	25,969,494	2.4%
All Officers and Directors as a Group (4 persons)	36,219,494	2.4%

*	- less than 1%

(1)	Beneficial ownership is calculated based on 1,694,610,123 shares of common stock issued and outstanding as of the date hereof, together with securities exercisable or convertible into such shares within sixty (60) days of the date hereof for each stockholder. The shares of common stock issuable pursuant to those convertible securities, options or warrants are deemed outstanding for computing the percentage ownership of the person holding such convertible securities, options or warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	The address for each of the officers and directors is c/o REMSleep Holding, Inc., 3222 Highway 84, Suite 101, Blackshear, Georgia 31516.

(3)	Tom Wood also owns 1,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis; 400,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis; and 3,600,000 Preferred C Shares, which shares may be converted on a 1 to 300 basis. No Preferred Shares have been converted.

(4)	Anita Michaels also owns 1,000,000 Preferred A Shares, which shares may be converted on a 1 to 1 basis; 100,000 Preferred B Shares, which shares may be converted on a 1 to 100 basis; and 400,000 Preferred C Shares, which shares may be converted on a 1 to 300 basis. No Preferred Shares have been converted.

(5)	Effective March 2, 2026, Anita Michaels, the sole surviving member of the Board following Mr. Wood’s passing, COO, and his sister, who, upon his death, inherited his ownership interest in the Company, including his proxy voting rights to the super voting preferred shares acted by written consent in lieu of a meeting to reconstitute the Board.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood is to be compensated $9,000 per month. During the years ended December 31, 2025 and 2024, cash payments of $88,500 and $95,000, respectively, were paid to Mr. Wood. As of December 31, 2025 and 2024, there was $0 and $7,500 of prepaid compensation expense for Mr. Wood, respectively.

On September 9, 2025, the Company issued 1,600,000 shares of Series C preferred stock to Mr. Wood for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025, of $0.0036, for total non-cash expense of $1,728,000.

On September 9, 2025, the Company issued 400,000 shares of Series C preferred stock to Anita Michaels, the sister of Mr. Wood, for services rendered. The shares were valued based on their conversion rate to common stock of 300 to 1 and then the closing stock price of common stock on September 9, 2025, of $0.0036, for total non-cash expense of $432,000.

The Company has entered into an at-will consulting agreement with Jonathan Lane to serve as Chief Technology Officer. During the year ended December 31, 2025 and 2024, the Company made cash payments to Mr. Lane of $7,000 and $47,000, respectively. Mr. Lane is no longer employed by the Company.

During the year ended December 31, 2025 and 2024, the Company paid $37,850 and $31,100, respectively, to the brother of the CEO for services related to development of the Company’s product. The payments are accounted for in development expense.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our auditor Fruci & Associates II, PLLC for the audit and review of our financial statements for the fiscal years ended December 31, 2025 and 2024 amounted to $51,000  and $52,595, respectively.

Audit-Related Fees

Our principal accountant rendered assurance and related services reasonably related to the performance of the audit or review of our financial statements for the years ended December 31, 2025 and 2024 in the amount of $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the years ended December 31, 2025 and 2024 was $7,600 and $6,000, respectively.

All Other Fees

During the fiscal years ended December 31, 2025 and 2024, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
10.1 (1)	Executive Employment Agreement with Jeffrey Marshall, effective March 2, 2026
10.2 *	Convertible Promissory Note and Securities Purchase Agreement, Quick Capital LLC, January 27, 2026
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith

(1)	Incorporated by reference to Form 8-K filed March 4, 2026.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMSleep Holdings, Inc

By:	/s/ Jeffrey Marshall
Jeffrey Marshall
Chief Executive Officer, Director

Date:	April 15, 2026

By:	/s/ Anita Michaels
Anita Michaels
Chairman of the Board

Date:	April 15, 2026

By:	/s/ Alexander Johnson
Alexander Johnson
Director

Date:	April 15, 2026