Form 10-Q
period 2026-03-31
RemSleep Holdings Inc.
filed 2026-06-10
CIK 1412126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-53450

REMSLEEP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5386867
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 S Australian Ave, West Palm Beach FL 3341

(Address of principal executive offices) (Zip Code)

561-668-0846

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	RMSL	OTCPink

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 9, 2026 there were 1,694,610,123 shares of common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

REMSLEEP HOLDINGS, INC.
BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$87,953	$214,514
Other current assets	2,500	4,375
Inventory	70,356	46,304
Total current assets	160,809	265,193

Other asset	10,000	10,000
Right of use asset	21,716	26,207
Property and equipment, net	30,987	38,356

Total Assets	$223,512	$339,756

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$173,357	$114,761
Accrued compensation	51,000	46,000
Convertible note payable, net of $52,986 and $127,701 debt discount, respectively	15,139	52,199
Accrued interest	6,813	4,607
Derivative liability	78,038	63,920
Operating lease liability – current portion	17,928	18,154
Total current liabilities	342,275	299,641
Long Term Liabilities
Operating lease liability – net of current portion	3,788	8,053
Total Liabilities	346,063	307,694

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):

Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding	5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued and outstanding	500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 and 4,000,000 issued and outstanding, respectively	4,000	4,000
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,694,610,123 and 1,659,190,126 shares issued and outstanding, respectively	1,694,609	1,659,189
Discount to common stock	(94,708)	(94,708)
Additional paid in capital	16,849,028	16,749,137
Accumulated Deficit	(18,580,980)	(18,291,056)
Total Stockholders’ Equity (Deficit)	(122,551)	32,062

Total Liabilities and Stockholders’ Equity (Deficit)	$223,512	$339,756

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$—	$—

Operating Expenses:
Professional fees	$2,276	$7,800
Compensation expense – related party	44,140	27,000
Development expense	—	17,200
Lease expense	4,800	24,891
General and administrative	180,132	54,424

Total operating expenses	231,348	131,315

Loss from operations	$(231,348)	$(131,315)

Other income (expense):
Interest expense	(51,317)	(76,332)
Loss on issuance of convertible debt	(79,898)	(85,867)
Gain on conversion of debt	36,136	—
Change in fair value of derivative	36,503	208,026
Total other expense (income)	(58,576)	45,827

Loss before income taxes	(289,924)	(85,488)

Provision for income taxes	—	—

Net Loss	$(289,924)	$(85,488)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,690,499,870	1,526,104,679

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2025	5,000,000	$5,000	500,000	$500	4,000,000	$4,000	1,659,190,126	$1,659,189	$(94,708)	$16,749,137	$(18,291,056)	$32,062
Common stock issued for debt	—	—	—	—	—	—	35,419,997	35,420	—	99,891	—	135,311
Net Loss	—	—	—	—	—	—		—	—	—	(289,924)	(289,924)
Balance, March 31, 2026	5,000,000	$5,000	500,000	$500	4,000,000	$4,000	1,694,610,123	$1,694,609	$(94,708)	$16,849,028	$(18,580,980)	$(122,551)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Discount to Common	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total
Balance, December 31, 2024	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,523,620,126	$1,523,619	$(94,708)	$14,171,048	$(15,270,756)	$336,703
Common stock issued for warrants	—	—	—	—	—	—	11,768,934	11,769	—	(11,769)	—	—
Net Loss	—	—	—	—	—	—		—	—	—	(85,488)	(85,488)
Balance, March 31, 2025	5,000,000	$5,000	500,000	$500	2,000,000	$2,000	1,535,389,060	$1,535,388	$(94,708)	$14,159,279	$(15,356,244)	$251,215

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(289,924)	$(85,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,369	4,836
Change in fair value of derivative	(36,503)	(208,026)
Loss on issuance of convertible debt	79,898	85,867
Discount amortization	42,840	70,738
Gain on conversion of debt	(36,136)	—
Debt conversion fee	6,000	—
Operating lease expense	—	7,018
Changes in Operating Assets and Liabilities:
Prepaids and other assets	1,875	3,900
Inventory	(24,051)	—
Deposit on inventory	—	(1,512)
Accounts payable	58,595	(2,601)
Deferred revenue	—	579
Accrued compensation – related party	5,000	9,000
Accrued interest	8,476	5,593
Net cash used by operating activities	(176,561)	(110,096)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	50,000	154,000
Net cash provided by financing activities	50,000	154,000

Net change in cash	(126,561)	43,904
Cash at beginning of the period	214,514	463,343
Cash at end of the period	$87,953	$507,247

Supplemental cash flow information:
Interest paid in cash	$—	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash activity:
Debt discount to be amortized	$52,986	$219,724
Common stock issued for note payable principal and accrued interest	$135,311	$—

The accompanying notes are an integral part of these unaudited financial statements.

REMSLEEP HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026, the Company had approximately 5,000,000 potentially dilutive shares from Series A preferred stock, 50,000,000 from Series B preferred stock, 1,200,000,000 from Series C preferred stock and approximately 16,993,000 potentially dilutive shares from convertible debt.

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

	Total Fair Value at March 31, 2026	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$78,038	$—	$—	$78,038

	Total Fair Value at December 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$63,920	$—	$—	$63,920

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

Warranties

Up until December 31, 2024, the Company was selling its ResPlus Auto CPAP Machine (“ResPlus”). The ResPlus is imported by the Company and sold primarily to Durable Medical Equipment companies to patients with sleep apnea. The manufacturer warranties the unit for 2 years parts and labor. As of March 31, 2026, there is no accrual for warranty expense due to the low cost of replacement to date. If returns are to increase, management will determine if it needs to account for the cost of returns and establish a warranty accrual.

Accounts Receivable and Allowance for Credit Losses

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

As of March 31, 2026 and December 31, 2025, there are no accounts receivable.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory on hand consists of finished goods purchased from third parties. When there is evidence that the inventory’s value is less than original cost, the inventory is reduced to market value. We determine market value on current resale amounts and whether technological obsolescence exists. As of March 31, 2026 and December 31, 2025, there is $70,356 and $46,304 of inventory of our Deltawave CPAP machines, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,580,980 at March 31, 2026, had a net loss of $289,924 and net cash used in operating activities of $176,561 for the three months ended March 31, 2026. The Company’s ability to raise additional capital through the future issuances of common stock and/or debt financing is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors over the next twelve months raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

On or about June 1, 2026, the Company began implementing certain operational and administrative changes in connection with its transition plan under new management. The Company has closed its former office located in Georgia and has relocated its principal office operations to Florida. In connection with the relocation, the Company has also established a new warehouse facility in Florida to support its ongoing business operations located at 1900 6th Ave, South Lake Worth, FL 33461. The Company is transitioning its business model away from the prior retail “cash and carry” walk-in traffic model in the rural town of Blackshear, Georgia, toward a business model focused more heavily based on Internet e-commerce and e-retail sales channels such as eBay and similar e-tailers launching nationwide and then moving on to International markets.

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

Assets stated at cost, less accumulated depreciation consisted of the following:

	March 31, 2026	December 31, 2025
Furniture/fixtures	$12,065	$12,065
Office equipment	12,404	12,404
Automobile	37,410	37,410
Tooling/Molds	86,205	86,205
Less: accumulated depreciation	(117,097)	(109,728)
Fixed assets, net	$30,987	$38,356

Depreciation expense

Depreciation expense for the three months ended March 31, 2026 and 2025 was $7,369 and $4,836, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On June 10, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on March 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the three months ended March 31, 2026.

On August 15, 2025, the Company issued a 10% Convertible Promissory Note for $62,700 to 1800 Diagonal Lending LLC. The Note includes an OID of $12,700 and matures on May 30, 2026. The Note is convertible into shares of common stock, beginning 180 days after the date of issue, at a 30% discount to the average of the three lowest trades during the ten days prior to the date of conversion. The Company recorded an original debt discount of $62,700 ($12,700 OID, $50,000 from derivative) to be amortized over the term of the loan. This note was converted in full to shares of common stock during the three months ended March 31, 2026.

On January 27, 2026, the Company issued a 10% Convertible Promissory Note for $68,125 to Quick Capital, LLC. The Company recorded an original debt discount of $68,125 ($18,125 OID, $50,000 from derivative) to be amortized over the term of the loan. The OID includes $4,500 withheld for legal fees. The Note matures nine months after the issue date. The Note is convertible into shares of common stock, at a 30% discount to the lowest closing bid during the ten days prior to the date of conversion. During the three months ended March 31, 2026, $15,139 was amortized to interest expense. The debt discount balance as of March 31, 2026, is $52,986.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2024	$152,014
Increase to derivative due to new issuances	223,981
Decrease to derivative due to conversion/repayments	(78,193)
Derivative gain due to mark to market adjustment	(233,882)
Balance at December 31, 2025	63,920
Increase to derivative due to new issuances	180,727
Decrease to derivative due to conversion/repayments	(130,106)
Derivative gain due to mark to market adjustment	(36,503)
Balance at March 31, 2026	$78,038

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025 is as follows:

Inputs	March 31 2026	December 31 2025	Initial Valuation
Stock price	$0.0066	$0.0017	$0.007
Conversion price	$0.0044	$0.00103	$0.002
Volatility (annual)	231.34%	147.28 – 160.92%	212.58%
Risk-free rate	3.72%	3.59 – 3.67%	3.57%
Dividend rate	—	—	—
Years to maturity	0.57	0.41 – 0.24	0.75

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company executed a new employment agreement with Mr. Wood on January 1, 2025. Per the terms of the agreement Mr. Wood was to be compensated $9,000 per month. During the three months ended March 31, 2026 and 2025, cash payments of $13,000 ($6,500 of which was debited to accruals) and $18,000, respectively, were paid to Mr. Wood. On February 26, 2026, Thomas Wood, the Company’s founder, Chairman of the Board of Directors, and Chief Executive Officer passed away.

During the three months ended March 31, 2026 and 2025, the Company paid $0 and $12,500, respectively, to the brother of Mr. Wood, for services related to development of the Company’s product.

Effective March 2, 2026, Anita Michaels, the sole surviving member of the Board following Mr. Wood’s passing, COO, and his sister, acted by written consent in lieu of a meeting to reconstitute the Board. Mrs. Michaels elected herself as Chairman of the Board and appointed Jeffrey Marshall, and Alexander Johnson as directors. Mr. Marshall was also appointed as the new CEO. Refer to Note 12 for subsequent change of control and management.

During the three months ended March 31, 2026, the Company incurred $22,640 of compensation expense for Ms. Michaels. As of March 31, 2026, $5,000 in compensation was due to Ms. Michaels.

During the three months ended March 31, 2026, the Company paid $15,000 to Mr. Marshall.

NOTE 7 – OPERATING LEASES

The Company entered into a New Lease Agreement (the “Lease”) with Tuck property, LLC (the “Lessor”), effective June 1, 2025, relating to approximately 1,600 square feet of property located at 3222 W. Highway 84, Blackshear, GA. The term of the Lease is for twenty-four (24) months commencing June 1, 2025. The monthly base rent, including tax is $1,600.

Asset	Balance Sheet Classification	March 31, 2026	December 31, 2025
Operating lease asset	Right of use asset	$21,716	$26,207
Total lease asset		$21,716	$26,207

Liability
Operating lease liability – current portion	Current operating lease liability	$17,928	$18,154
Operating lease liability – noncurrent portion	Long-term operating lease liability	3,788	8,053
Total lease liability		$21,716	$26,207

Lease obligation at March 31, 2026 consisted of the following:

For the year ended December 31:
2026	$14,400
2027	8,000
Total payments	22,400
Amount representing interest	(684)
Lease obligation, net	21,716
Less current portion	(17,928)
Lease obligation – long term	$3,788

The operating lease expense for the above agreement for the three months ended March 31, 2026, was $4,800 which consisted of amortization expense of $4,491 and interest expense of $309.

NOTE 8 – COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2026, 1800 Diagonal converted $79,900 and $6,270 of principal and interest, respectively, into 35,419,997 shares of common stock.

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

NOTE 10 – INCOME TAX

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss carryforwards.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit due to continuing operating losses and the establishment of a full valuation allowance against its deferred tax assets, as management determined that it is more likely than not that such deferred tax assets will not be realized.

As of March 31, 2026, the Company had federal net operating loss carryforwards of approximately $7.6 million available to offset future taxable income, subject to limitations under Section 382 of the Internal Revenue Code. Net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely.

The effective tax rate for the three months ended March 31, 2026 and 2025 differed from the statutory federal income tax rate primarily due to the increase in the valuation allowance recorded against deferred tax assets.

The components of the Company’s effective tax rate reconciliation are as follows:

	March 31, 2026	March 31, 2025
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.2%	5.2%
Change in valuation allowance	(26.2)%	(26.2)%
Effective tax rate	0.0%	0.0%

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2026, the Company had no uncertain tax positions requiring recognition or disclosure. The Company is generally subject to examination by federal and state taxing authorities for tax years beginning in 2022 and forward.

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

On May 27, 2026, the Company experienced a change in control following private off-market transactions in which 1000152403 Ontario Inc. acquired substantially all of the Company's preferred stock control block through purchases and assignments from existing preferred shareholders. The Board accepted the resignations of Jeffrey Todd Marshall as Chief Executive Officer, Anita L. Michaels as Chief Operating Officer and Chairman of the Board, and Roman Israel Wood as President, Treasurer and Secretary. The resignations were effective May 27, 2026. At the same time, the Board appointed Teresita Rubio as Treasurer and Chairman of the Board, Sanja Pekovic as President and Chief Executive Officer, and Irina Veselinovic as Secretary, effective May 27, 2026.

On June 1, 2026, the Company appointed Peter Downey as Interim President while Sanja Pekovic continued as Chief Executive Officer. Additionally, on June 2, 2026, the Board approved equity-based compensation arrangements consisting of the issuance of 15,000,000 restricted common shares to Scott Hasselbring for services related to asset preservation and estate administration, and 30,000,000 restricted common shares to Roman Israel Wood in full settlement of compensation claims for services rendered to the Company. Management is evaluating the accounting and disclosure implications of these transactions.

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

Our website is located at: https://remsleep.com.

Results of Operations

The three months ended March 31, 2026 compared to the three months ended March 31, 2025

Revenues

We had no revenue for the three months ended March 31, 2026 and 2025.

Operating Expenses

Professional fees were $2,276 and $7,800 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $5,524 or 70.8%. Professional fees consist mostly of accounting, audit and legal fees. In the current period we had a decrease of accounting fees, accounting for most of the decrease.

Compensation expense was $44,140 and $27,000 for the three months ended March 31, 2026 and 2025, respectively, an increase of $17,140 or 63.5%. Compensation was paid to our former CEO. In addition, in the current period we also incurred compensation expense of $22,640 and $15,000 to Ms. Michaels and Mr. Marshall, respectively.

Development expenses were $0 and $17,200 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $17,200. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $4,800 and $24,891 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $20,091 or 80.7%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expenses (“G&A”) were $180,132 and $54,424 for the three months ended March 31, 2026 and 2025, respectively, an increase of $125,708 or 321.0%. Our largest G&A expense and increases for those expenses in the current period are approximately $67,000 for product expense and $29,500 for selling expense for payments to outside salespeople.

Other Expenses

The total other expense of $58,576, for the three months ended March 31, 2026, included $51,317 for interest expense, of which $42,840 was for the amortization of debt discount and a loss on issuance of debt of $79,878. These losses were offset by a $36,503 gain on the change in fair value of derivatives and a gain on conversion of debt of $36,136. The total other income of $45,827, for the three months ended March 31, 2025, included $76,332 for interest expense, of which $70,738 was for the amortization of debt discount and a loss on the issuance of convertible debt of $85,867. These losses were offset by a $208,026 gain on the change in fair value of derivatives.

Net Loss

For the three months ended March 31, 2026, we had a net loss of $289,924 as compared to a net loss of $85,488 for the three months ended March 31, 2025. The $234,572 increase to our net loss is due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the three months ended March 31, 2026, was $176,561 compared to $110,096 of cash used in operating activities for the three months ended March 31, 2025.

Cash Flows from Financing

For the three months ended March 31, 2026, we received $50,000 for the issuance of convertible notes payable. For the three months ended March 31, 2025, we received $154,000 for the issuance of a convertible note payable.

Going Concern

As of March 31, 2026, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

On or about June 1, 2026, the Company began implementing certain operational and administrative changes in connection with its transition plan under new management. The Company has closed its former office located in Georgia and has relocated its principal office operations to Florida. In connection with the relocation, the Company has also established a new warehouse facility in Florida to support its ongoing business operations located at 1900 6th Ave, South Lake Worth, FL 33461. The Company is transitioning its business model away from the prior retail “cash and carry” walk-in traffic model in the rural town of Blackshear, Georgia, toward a business model focused more heavily based on Internet e-commerce and e-retail sales channels such as eBay and similar e-tailers launching nationwide and then moving on to International markets.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2026, for a discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2025, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, 1800 Diagonal converted $79,900 and $6,270 of principal and interest, respectively, into 35,419,997 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

The Company previously disclosed certain matters relating to changes in control, management changes, and compensatory arrangements in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2026. Such disclosures are incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
10.1 (1)	Convertible Promissory Note and Securities Purchase Agreement, Quick Capital LLC, January 27, 2026
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

(1)	Previously filed with Form 10-K on April 15, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMSLEEP HOLDINGS, INC.

Date: June 9, 2026	By:	/s/ Sanja Pekovic
Sanja Pekovic
Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: June 9, 2026	By:	/s/ Teresita Rubio
Teresita Rubio
Chairman of the Board