Form 10-Q
period 2026-06-30
RemSleep Holdings Inc.
filed 2026-08-14
CIK 1412126

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2026 to June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2026 there were 1,739,610,123 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REMSLEEP HOLDINGS, INC.

Balance Sheet

As at June 30, 2026

(Unaudited)

	Notes	As at June 30, 2026 (Unaudited)	As at December 31, 2025 (Unaudited)
		($)
ASSETS
Current Assets
Cash and cash equivalents	4	–	214,514
Inventory	5	69,456	46,304
Other assets	6	9,844	4,375
Total Current Assets		79,300	265,193
Other assets		10,000	10,000
Right of use assets		26,207	26,207
Property and equipment, net		38,356	38,356
Total Assets		153,863	339,756

EQUITY & LIABILITIES
Current Liabilities
Bank overdraft		88,443	–
Accounts payable	7	149,189	114,761
Accrued compensation	8	72,680	46,000
Convertible notes payable	9	14,146	52,199
Derivative liability	10	47,429	63,920
Convertible notes - interest accrued		8,293	4,607
Operating lease liability – current portion		17,213	18,154
Total Current Liabilities		397,393	299,641
Convertible notes	11	35,000	–
Operating lease liability – net of current portion		2,398	8,053
Total Liabilities		434,791	307,694
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 3,000,000,000 shares authorized, 1,739,610,123 and 1,659,190,126 shares issued and outstanding, respectively		1,739,609	1,659,189
Series A preferred stock, $0.001 par value, 5,000,000 shares authorized, 5,000,000 and issued and outstanding		5,000	5,000
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, 500,000 shares issued and outstanding		500	500
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, 4,000,000 issued and outstanding		4,000	4,000
Discount to common stock		(94,708)	(94,708)
Additional paid in capital		16,749,137	16,749,137
Accumulated deficit		(18,684,466)	(18,291,056)
Total Shareholders’ Equity		(280,928)	32,062
Total Liabilities and Shareholders’ Equity		153,863	339,756

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

Statement of Operations

For the period ended June 30, 2026

	Notes	For the six months ended June 30, 2026	For the six months ended June 30, 2025
		(Amounts in $)
Revenue		–	4,824
Cost of goods sold		–	(600)
Gross margin		–	4,224

Operating expenses
Professional fees		(8,580)	(35,550)
Compensation expenses		(29,700)	(51,000)
Development expenses		–	(18,700)
Lease expense		(6,200)	(26,491)
General and administrative expenses		(223,138)	(136,350)
Income / (Loss) from operations		(267,618)	(263,867)

Other Income / (expense)
Interest expense		(83,965)	(219,967)
Loss on issuance of convertible debt		(94,454)	(118,654)
Gain/(loss) on conversion of debt		36,136	(54,133)
Changes in fair value of derivative		16,491	283,361
Net Profit / (loss) before provision for Income taxes		(393,410)	(373,260)

Provision for income tax		–	–
Net Profit / (loss)		(393,410)	(373,260)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

Statement of Shareholders’ Equity

As at June 30, 2026

(Unaudited)

	Common Stock		Preferred Stock A		Preferred Stock B		Preferred Stock C		Discount to Common	Additional Paid in	Accumulated Profit/
	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Shares	Amount ($)	Stock ($)	Capital ($)	(Deficit) ($)	Total ($)
As at January 1, 2026 (Unaudited)	1,659,190,126	1,659,189	5,000,000	5,000	500,000	500	4,000,000	4,000	(94,708)	16,749,137	(18,291,056)	32,062
Profit / (loss) for the period	–	–	–	–	–	–	–	–	–	–	(393,410)	(393,410)
Capital issued	80,419,997	80,420	–	–	–	–	–	–	–	–	–	80,420
As at June 30, 2026 (Unaudited)	1,739,610,123	1,739,609	5,000,000	5,000	500,000	500	4,000,000	4,000	(94,708)	16,749,137	(18,684,466)	(280,928)

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

Statement of Cashflows

As at June 30, 2026

(Unaudited)

	For the six months ended June 30,
	2026	2025
	(amounts in $)
Cash flow from operating activities
(Loss) / profit before income tax	(393,410)	(373,260)
Adjustment for non cash charges and other items:
Depreciation / amortization	–	14,227
Change in fair value of derivatives	(16,491)	(283,361)
Loss on issuance of convertible debt	–	118,654
Loss on conversion of debt	–	54,133
Operating lease expense	–	207,752
Bad debt expense	–	7,017
Changes in working capital		2,741
Decrease / (increase) in inventory	(23,152)	(19,835)
Decrease / (increase) in deposit on inventory	–	9,050
Decrease / (increase) in prepaid and other assets	(5,469)	15,300
(Decrease) / increase in accounts payable	34,428	(16,000)
(Decrease) / increase in accrued compensation	26,680	–
(Decrease) / increase in notes payable	(38,053)	–
(Decrease) / increase in accrued interest	(9,506)	12,214
(Decrease) / increase in Derivative liability	6,596	–
Cash flow from operating activities	(418,377)	(251,368)

Cash flow from investing activities
Additions in fixed assets	–	–
Cash flow from / (used) in investing activities	–	–

Cash flow from financing activities
Proceeds from convertible note payable	35,000	204,000
Bank overdraft	88,443	–
Common stock issued during the year	80,420	–
Cash flow from financing activities	203,863	204,000

Increase / (decrease) in cash and cash equivalents	(214,514)	(47,368)
Cash and cash equivalents at beginning of the year	214,514	463,343
Cash and cash equivalents at end of the year	–	415,975

The accompanying notes are an integral part of these financial statements.

REMSLEEP HOLDINGS, INC.

Notes to the Financial Statements

For the six months ended June 30, 2026

1	LEGAL STATUS AND OPERATIONS

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

2	BASIS OF PREPARATION

2.1	Statement of compliance

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s 10-K for its fiscal year ended December 31, 2025. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company, as of June 30, 2026, and the results of its operations and cash flows for the six months then ended have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year ending December 31, 2026.

2.2	Accounting Convention

These financial statements have been prepared on the basis of ‘historical cost convention using accrual basis of accounting except as otherwise stated in the respective accounting policies notes.

Going concern

The Company had accumulated losses and had a negative cash flow from operations for the reporting period. Further, the accumulated (deficit) has raised at that date, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from development of its natural properties. Management has plans to seek additional capital through private placement and public offering of its common stock. The financial statements don’t contain any adjustments relating to recoverability and classification of its recorded assets, or the amounts of and classification of its liabilities that might be necessary in the event the Company cannot continue to exist.

2.3	Critical accounting estimates and judgements

The preparation of financial statements in conformity with the approved accounting standards require management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimates are revised if the revision affects only that period, or in the period of the revision and future periods.

The areas involving higher degree of judgment and complexity, or areas where assumptions and estimates made by the management are significant to the financial statements are as follows:

i)	Equipment - estimated useful life of equipment (note - 3.7)
ii)	Exploration and evaluation cost (note - 3.4)
iii)	Provision for doubtful debts (note - 3.4)
iv)	Provision for income tax (note - 3.1)

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

3.1	Income tax

The tax expense for the year comprises of income tax, and is recognized in the statement of earnings. The income tax charge is calculated on the basis of the tax laws enacted or substantively enacted at the balance sheet date. Management periodically evaluates positions taken in tax returns with respect to situations in which applicable tax regulation is subject to interpretation and establishes provisions where appropriate on the basis of amounts expected to be paid to the tax authorities.

Deferred income tax is accounted for using the balance sheet liability method in respect of all temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred income tax liabilities are recognised for all taxable temporary differences and deferred income tax assets are recognised to the extent that it is probable that taxable profits will be available against which the deductible temporary differences and unused tax losses can be utilized. Deferred income tax is calculated at the rates that are expected to apply to the period when the differences are expected to be reversed.

3.2	Trade and other payables

Liabilities for trade and other amounts payable are carried at cost, which is the fair value of the consideration to be paid in future for goods and services received, whether or not billed to the Company.

3.3	Provisions

A provision is recognized in the financial statements when the Company has a legal or constructive obligation as a result of past events and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of obligation.

3.4	Accounts Receivable

Accounts receivable are non-interest bearing obligations due under normal course of business. The management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Historical bad debts and current economic trends are used in evaluating the allowance for doubtful accounts. The Company includes any accounts receivable balances that are determined to be uncollectible in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of period ended is adequate.

3.5	Contingent liabilities

A contingent liability is disclosed when the Company has a possible obligation as a result of past events, the existence of which will be confirmed only by the occurrence or non-occurrence, of one or more uncertain future events, not wholly within the control of the Company; or when the Company has a present legal or constructive obligation, that arises from past events, but it is not probable that an outflow of resources embodying economic benefits will be required to settle the obligation, or the amount of the obligation cannot be measured with sufficient reliability.

3.6	Financial liabilities

Financial liabilities are recognized when the Company becomes party to the contractual provision of the instruments and the Company loses control of the contractual right that comprise the financial liability when the obligation specified in the contract is discharged, cancelled or expired. The Company classifies its financial liabilities in two categories: at fair value through profit or loss and financial liabilities measured at amortized cost. The classification depends on the purpose for which the financial liabilities were incurred. Management determines the classification of its financial liabilities at initial recognition.

(a)	Financial liabilities at fair value through profit or loss

Financial liabilities at fair value through profit or loss are financial liabilities held for trading. A financial liability is classified in this category if incurred principally for the purpose of trading or payment in the short-term. Derivatives (if any) are also categorized as held for trading unless they are designated as hedges.

(b)	Financial liabilities measured at amortized cost

These are non-derivative financial liabilities with fixed or determinable payments that are not quoted in an active market. These are recognized initially at fair value, net of transaction costs incurred and are subsequently stated at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the profit and loss account.

3.7	Property, plant and equipment

All equipments are stated at cost less accumulated depreciation and impairment loss. The cost of fixed assets includes its purchase price, import duties and non-refundable purchase taxes and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

Depreciation on additions to property, plant and equipment is charged, using straight line method, on pro rata basis from the month in which the relevant asset is acquired or capitalized, up to the month in which the asset is disposed off. Impairment loss, if any, or its reversal, is also charged to income for the year. Where an impairment loss is recognized, the depreciation charge is adjusted in future periods to allocate the asset’s revised carrying amount, less its residual value, over its estimated useful life.

Maintenance and normal repair costs are expensed out as and when incurred. Major renewals and improvements are capitalized and assets so replaced, if any are retired.

Gains and losses on disposal of fixed assets, if any, are recognized in statement of profit and loss.

3.8	Cash and cash equivalents

Cash and cash equivalents include cash in hand and deposits held at call with banks. For the purpose of the statement of cash flows, cash and cash equivalents bank balances and short term highly liquid investments subject to an insignificant risk of changes in value and with maturities of less than three months.

3.9	Revenue recognition

Revenue is recognised to the extent it is probable that the economic benefits will flow to the Company and the revenue can be measured reliably. Revenue is measured at the fair value of the consideration received or receivable for goods sold or services rendered, net of discounts and sales tax and is recognised when significant risks and rewards are transferred.

3.10	Functional and presentation currency

Items included in the financial statements are measured using the currency of the primary economic environment in which the Company operates. The financial statements are presented in US (Dollars) which is the Company’s presentation currency. All financial information presented in US Dollars has been rounded to the nearest dollar unless otherwise stated.

3.11	Foreign currency transactions

Foreign currency transactions are translated into the functional currency using the exchange rate prevailing on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into functional currency using the exchange rate prevailing at the statement of financial position date. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates are recognized in the profit and loss account.

3.12	Contingencies

The assessment of the contingencies inherently involves the exercise of significant judgment as the outcome of the future events cannot be predicted with certainty. The Company, based on the availability of the latest information, estimates the value of contingent assets and liabilities, which may differ on the occurrence / non-occurrence of the uncertain future event(s).

4	Cash

This represent cash in hand and cash deposited in bank accounts (current) by the Company.

5	Inventory

Opening balance	$46,304
Net movement during the period	23,152
$69,456

6	Other assets

Opening balance	$4,375
Net movement during the period	5,469
$9,844

7	Accounts payable

Opening balance	$114,761
Net movement in liabilities during the period	34,428
$149,189

8	Accrued compensation

Opening balance	$46,000
Net movement in liabilities during the period	26,680
$72,680

9	Convertible notes payable

Opening balance	$52,199
Net movement in liabilities during the period	(38,053)
$14,146

10	Derivative liability

Opening balance	$63,920
Net movement in liabilities during the period	(16,491)
$47,429

11	Convertible notes

Outstanding balance	$35,000

12	Share Capital

This represents ordinary share capital issued by the Company at the par value. The shares issued by the company, if any, during the period are represented in statement of changes in equity.

13	Contingencies and Commitments

The company has no contingency and commitment as at the end of reporting period.

14	Other Information

i) Evaluation of Disclosure Controls and Procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company’s disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were effective.

ii) Changes in internal control over financial reporting .

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Chief Executive	Director

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

Results of Operations

The six months ended June 30, 2026 compared to the six months ended June 30, 2025

Revenues

We had no revenue for the six months ended June 30, 2026 and 2025.

Operating Expenses

Professional fees were $8,580 and $7,800 for the six months ended June 30, 2026 and 2025, respectively, an increase of $780 or 10.0%. Professional fees consist mostly of accounting, audit and legal fees.

Compensation expense was $29,700 and $27,000 for the six months ended June 30, 2026 and 2025, respectively, an increase of $2,700 or 10.0%. Compensation was paid to our former CEO and to Ms. Michaels and Mr. Marshall.

Development expenses were $0 and $17,200 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $17,200. Our development expenses have decreased in the current period as we have completed the development and testing of our DeltaWave product.

Lease expenses were $6,200 and $24,891 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $18,691 or 75.1%. In the current period we have a new, less expensive lease, in a new location.

General and administrative expenses (“G&A”) were $223,138 and $54,424 for the six months ended June 30, 2026 and 2025, respectively, an increase of $168,714 or 310.0%. Our largest G&A expenses in the current period consist principally of product expense and selling expense for payments to outside salespeople.

Other Expenses

The total other expense of $125,792 for the six months ended June 30, 2026, included $83,965 for interest expense and a loss on issuance of convertible debt of $94,454. These losses were partially offset by a $36,136 gain on conversion of debt and a $16,491 gain on the change in fair value of derivatives. The total other income of $45,827 for the six months ended June 30, 2025, included $76,332 for interest expense and a loss on the issuance of convertible debt of $85,867. These losses were offset by a $208,026 gain on the change in fair value of derivatives.

Net Loss

For the six months ended June 30, 2026, we had a net loss of $393,410 as compared to a net loss of $85,488 for the six months ended June 30, 2025. The $307,922 increase to our net loss is due to the reasons discussed above.

Liquidity and Capital Resources

Cash flow from operations

Cash used in operating activities for the six months ended June 30, 2026, was $418,377.

Cash Flows from Financing

For the six months ended June 30, 2026, we received $35,000 in cash from the issuance of convertible notes payable. Together with $80,420 attributable to common stock issued during the period, net cash provided by financing activities was $115,420.

Going Concern

As of June 30, 2026, there is substantial doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow from revenue to fund our proposed business.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2026, for a discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2025, for a full discussion of our critical accounting policies and procedures.

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

None.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company previously disclosed certain matters relating to changes in control, management changes, and compensatory arrangements in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2026. Such disclosures are incorporated herein by reference.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

REMSLEEP HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Sanja Pekovic
Sanja Pekovic
Chief Executive Officer (Principal Executive Officer) (Principal Financial and Accounting Officer)

Date: August 14, 2026	By:	/s/ Teresita Rubio
Teresita Rubio
Chairman of the Board

